Form 10-Q
period 2018-09-30
Eidos Therapeutics, Inc.
filed 2018-11-06
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2018, the registrant had 36,747,182 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$166,568	$5,497
Related party receivable	29	67
Prepaid expenses and other current assets	3,248	484
Total current assets	169,845	6,048
Property and equipment, net	218	114
Other assets	163	181
Total assets	$170,226	$6,343
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,417	$566
Related party payable	206	372
Accrued expenses and other current liabilities	3,427	1,300
Total current liabilities	6,050	2,238
Other liabilities	357	273
Total liabilities	6,407	2,511
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.001 par value; 0 and 14,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 0 and 12,856,325 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $17,032 as of December 31, 2017;	—	17,028
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized as of September 30, 2018 and December 31, 2017, respectively; and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively;	—	—
Common stock, $0.001 par value; 150,000,000 and 20,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 36,711,661 and 5,137,771 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively;	37	4
Additional paid-in capital	214,690	1,332
Accumulated deficit	(50,908)	(14,532)
Total stockholders’ equity (deficit)	163,819	(13,196)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$170,226	$6,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development (includes related party expense (benefit) of ($23) and $30, and $3 and $57, respectively)	$7,931	$2,283	$21,362	$5,583
General and administrative (includes related party expense of $165 and $183, and $924 and $394, respectively)	2,619	490	6,656	1,322
Total operating expenses	10,550	2,773	28,018	6,905
Loss from operations	(10,550)	(2,773)	(28,018)	(6,905)
Other income (expense), net	374	—	(1,681)	75
Loss on extinguishment of debt	—	—	(6,677)	—
Net loss	$(10,176)	$(2,773)	$(36,376)	$(6,830)
Net loss per share	$(0.29)	$(0.74)	$(2.28)	$(1.95)
Weighted-average shares used in computing net loss per share basic, and diluted	35,591,518	3,752,883	15,976,228	3,504,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(36,376)	$(6,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	2
Stock-based compensation expense	2,643	101
Accrued interest on convertible promissory notes	48	—
Change in fair value of redeemable convertible preferred stock tranche liability	(1,334)	(75)
Change in fair value of redeemable convertible preferred stock warrant liability	2,628	—
Amortization of debt discount	713	—
Loss on extinguishment of debt	6,677	—
Changes in assets and liabilities:
Related party receivable	38	(20)
Prepaid expenses and other current assets	(2,764)	(748)
Other assets	18	6
Accounts payable	1,852	888
Accrued expenses and other liabilities	2,278	550
Related party payable	(166)	(32)
Net cash used in operating activities	(23,705)	(6,158)

Cash Flows From Investing Activities:
Purchase of property and equipment	(144)	(6)
Net cash used in investing activities	(144)	(6)

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	63,875	12,993
Proceeds from issuance of convertible promissory notes	10,000	—
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	75	15
Proceeds from issuance of initial public offering, net of issuance costs	110,970	—
Net cash provided by financing activities	184,920	13,008
Net increase in cash and cash equivalents	161,071	6,844
Cash and Cash Equivalents, Beginning of Period	5,497	1,956
Cash and Cash Equivalents, End of Period	$166,568	$8,800

Supplemental disclosure of non-cash financing activities:
Settlement of fair value of redeemable convertible preferred stock put option asset	$1,527	$—
Settlement of fair value of redeemable convertible preferred stock tranche liability	694	240
Vesting of restricted stock and early exercised options	135	9
Conversion of convertible note payable and accrued interest into redeemable convertible preferred stock	10,048	—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	97,276	—
Reclassification of redeemable convertible preferred stock warrant liability to equity	3,506	—

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

Initial Public Offering

On June 19, 2018, the Company’s registration statement on Form S-1 (File No. 333-225235) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on June 22, 2018 at which time the Company issued 7,187,500 shares of its common stock at a price of $17.00 per share, which included shares issued upon the underwriters’ exercise of their overallotment option to purchase 937,500 additional shares. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock and warrants converted into 29,564,527 shares of common stock and there are no shares of redeemable convertible preferred stock outstanding. The Company received an aggregate of $111.0 million in cash, net of underwriting discounts and commissions, and after deducting offering costs paid by the Company.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock, common stock, convertible promissory notes. The Company has incurred recurring losses since inception, including net losses of $10.2 million and $36.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the Company had an accumulated deficit of $50.9 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the unaudited condensed financial statements, the Company expects that funds received from the completion of its IPO in June 2018, together with its cash and cash equivalents, totaling $166.6 million as of September 30, 2018, will be sufficient to fund its anticipated operating and capital expenditure requirements through at least 12 months from the issuance date of these unaudited condensed financial statements.

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

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Cash and Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2017. As of September 30, 2018, the Company had cash and cash equivalents of $166.6 million. The Company’s cash equivalents are invested in highly-rated money market funds.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not determined the extent of potential effects of this ASU on its condensed financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact that ASU 2018-07 will have on its condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has determined the adoption will not have a material effect on the its condensed financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements.

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

There were no financial assets outside of cash in an operating account as of December 31, 2017 and September 30, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

There were no financial liabilities measured at fair value as of December 31, 2017 and September 30, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented. Following is the activity related to Level 3 financial assets and liabilities of the Company during the nine months ended September 30, 2018:

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

Redeemable convertible preferred stock put option:
Balance at December 31, 2017	$—
Issuance of Series B redeemable convertible preferred stock tranche put option	1,527
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series B redeemable convertible preferred stock	(1,527)
Balance at September 30, 2018	$—

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

Redeemable convertible preferred stock tranche liability:
Balance at December 31, 2017	$—
Issuance of Series B redeemable convertible preferred stock tranche liability	2,028
Change in fair value upon revaluation	(1,334)
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series B redeemable convertible preferred stock	(694)
Balance at September 30, 2018	$—

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

Redeemable convertible preferred stock warrant liability:
Balance at December 31, 2017	$—
Issuance of redeemable convertible preferred stock warrant liability	878
Change in fair value upon revaluation	2,628
Reclassification of redeemable convertible preferred stock warrant liability to common stock	(3,506)
Balance at September 30, 2018	$—

Embedded derivative in convertible note

The convertible note issued in February 2018 had a redemption feature that was determined to be an embedded derivative requiring bifurcation and separate accounting. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based largely on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The following table sets forth a summary of the changes in the fair value of the Company’s embedded derivative in convertible note (in thousands):

Derivative instrument:
Balance at December 31, 2017	$—
Initial fair value of the embedded derivative issued with the convertible note	4,153
Change in fair value upon revaluation	—
Extinguishment of the embedded derivative	(4,153)
Balance at September 30, 2018	$—

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Leasehold improvements	$86	$77
Computer equipment	82	29
Office furniture and equipment	94	12
Total Property and equipment, cost	262	118
Less: Accumulated depreciation and amortization	(44)	(4)
Property and equipment, net	$218	$114

The Company recorded $16,000 and $40,000 for the depreciation and amortization during the three and nine months ended September 30, 2018, respectively; and $1,000 and $2,000 for the depreciation and amortization during the three and nine months ended September 30, 2017, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued research and development costs	$2,203	$564
Accrued employee related expenses	725	606
Liability for unvested stock, short-term	135	109
Accrued other current liabilities	364	21
	$3,427	$1,300

As of December 31, 2017, and September 30, 2018, the balances of $208,000 and $286,000, respectively, in other liabilities related to the long-term liability for unvested stock.

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

Upon issuance of the convertible promissory notes, the Company recorded the fair value of the warrants of $877,000 as a debt discount and redeemable convertible preferred stock warrant liability. The convertible promissory notes also contained a redemption feature that was determined to be an embedded derivative requiring bifurcation and separate accounting. The fair value of the embedded derivative liability at issuance was determined to be $4.2 million and was recorded as an additional debt discount. The debt discount was accreted using the effective interest method as additional interest expense over the term of the convertible note. Changes in the fair value of the embedded derivative and redeemable convertible preferred stock warrant liability have also been recorded within other income (expense), net, in the condensed statement of operations for the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company recognized interest expense of $0 and $761,000 related to the accrued interest and amortization of debt discount, respectively. No expenses were recorded in 2017 related to this note.

As the convertible notes payable contained an embedded conversion feature that does not qualify for derivative treatment, the Company evaluated if there was a beneficial conversion feature (BCF). The Company determined there was a BCF of $2.4 million as the effective conversion rate of the convertible note was below market value. The Company accounted for the value of the BCF as a debt discount, which was being accreted to interest expense over the life of the related debt using the effective interest method. The value of the BCF was recorded to additional paid-in capital with the offset to discount on convertible notes payable. The debt discount was to be accreted to other income (expense), net over the one-year original term of the convertible notes payable. During the three and nine months ended September 30, 2018, the Company recorded $0 and $228,000 related to this debt discount, respectively. No expense was recorded in 2017 related to this BCF.

On March 29, 2018, the convertible notes payable were converted into Series B redeemable convertible preferred stock, and the remaining amount of unamortized debt discount was recorded as an extinguishment of debt.

In March 2018, as a result of the Series B redeemable convertible preferred stock financing event, the outstanding principal and accrued interest of $10.0 million related to the convertible promissory notes automatically converted into 1,324,823 shares of Series B redeemable convertible preferred stock using a conversion price of $7.5844.

In connection with the conversion of the convertible promissory note, for the three and nine months ended September 30, 2018, the Company recorded $0 and $6.7 million, related to the loss on the extinguishment of the convertible promissory notes, respectively.

In the addition, the warrants associated with the convertible note became warrants to purchase 369,180 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $10.8348 per share.

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio Pharma LLC and its affiliates, or BBP LLC, is a controlling stockholder in the Company, as it owned 75% and 53% of the Company’s total outstanding shares as of December 31, 2017 and September 30, 2018. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement effective as of May 1, 2017.

The Company incurred the following expenses under the agreement with BBP LLC (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Rent	$14	$25	$33	$50
Facility	20	21	125	34
Consulting	108	167	769	367
	$142	$213	$927	$451

As of December 31, 2017, and September 30, 2018, the Company had an outstanding receivable from BBP LLC of $67,000 and $29,000, related to providing services to other subsidiaries of BBP LLC. As of December 31, 2017 and September 30, 2018, the Company had an outstanding liability due to BBP LLC of $372,000 and $206,000, respectively.

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

In December 2017, we issued to Dr. Graef 195,273 shares of our common stock in order to offset dilution to her ownership in connection with our issuance of additional shares of Series Seed Preferred Stock in financing transactions. In addition, we agreed to make a “gross-up” payment of $83,073 to Dr. Graef for the taxes owed by Dr. Graef as a result of such issuance of common stock, which payment was made in January 2018. As of June 20, 2018 Dr. Graef is not considered a related party.

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

In December 2017, we issued to Dr. Alhamadsheh 195,273 shares of our common stock in order to offset dilution to his ownership in connection with our issuance of additional shares of Series Seed Preferred Stock in financing transactions. In addition, we agreed to make a “gross-up” payment of $83,073 to Dr. Alhamadsheh for the taxes owed by Dr. Alhamadsheh as a result of such issuance of common stock, which payment was made in January 2018. As of June 20, 2018 Dr. Alhamadsheh is not considered a related party.

The Company incurred the following expenses (benefit) for services under the consulting agreements and stock-based compensation (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dr. Graef	$(180)	$40	$602	$124
Dr. Alhamadsheh	(189)	31	575	98
	$(369)	$71	$1,177	$222

Option Award to Dr. Huh

In May 2018, our board of directors approved a grant to Dr. Huh (a member of our board of directors) of an option to purchase 83,720 shares of our common stock pursuant to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”). The option will vest in equal annual installments over three years from the grant date, subject to Dr. Huh’s continued service as a director through the applicable vesting dates. The award is subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Plan. For the three and nine months ended September 30, 2018 the Company recorded $75,000 and $85,000 related to these awards.

Note 7. Redeemable convertible preferred stock

In March 2018, the Company sold an aggregate of 1,476,715 shares of Series B redeemable convertible preferred stock financing in an initial closing for total gross proceeds of $16.0 million. An additional 4,430,162 shares of Series B redeemable convertible preferred stock may be issued in an additional closing contingent upon the release of specified data study either upon the request of the Company for investors to purchase the shares (purchased put option) or the investors may call for the purchase of such shares (tranche liability or call option). The Company has determined that its right to cause the Series B shareholders to purchase additional shares of redeemable convertible preferred stock upon the achievement of the specified milestone represented a freestanding financial instrument. The Company recorded the redeemable convertible preferred stock put option asset, based on its relative fair value of $1.5 million as an asset. In addition, the Company determined it was obligated to sell additional shares of Series B redeemable convertible preferred stock contingent upon the achievement of the specified milestone. This additional closing was also deemed to be freestanding financial instrument.

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

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 24,025,270 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2018.

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

For the three and nine months ended September 30, 2018, the Company recorded a charge of $0 and $1.3 million, respectively, for the change in the fair value of the Series B redeemable convertible preferred stock liability in the condensed statements of operations.

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

2018 Stock Option and Incentive Plan

In May 2018, the Company’s board of directors and stockholders approved the 2018 Stock Option and Incentive Plan, or the 2018 Plan, to replace the 2016 Plan. The 2018 Plan became effective upon the IPO and is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the 2018 Plan, 598,000 shares of the Company’s common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Upon adoption of the 2018 Plan, no additional stock awards will be issued under the 2016 Plan. Options granted under the 2016 Plan that were outstanding on the date the 2018 plan became effective remain subject to the terms of the 2016 Plan. As of September 30, 2018, the Company has reserved 598,000 shares of common stock for issuance under the 2018 Plan.

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

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

			Weighted-Average	Weighted-Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2017	670,996	846,164	$0.59		$4,383
Options granted	(399,074)	399,074	$5.03
Options cancelled	321,916	(321,916)	$0.59
Options retired	(593,838)	—	$-
Additional authorized	598,000	—	$-
Options granted	(283,808)	283,808	$18.64
Options exercised	—	(149,350)	$1.70
Exercised options repurchased	40,366	—	$0.33
Options canceled	16,446	(16,446)	$0.59
Outstanding—September 30, 2018	371,004	1,041,334	$7.05	9.46	$3,051
Options exercisable – September 30, 2018		153,813	$1.02	9.19	$1,378
Options vested and expected to vest – September 30, 2018		1,041,334	$7.05	9.46	$3,051

During the three months ended September 30, 2018, the estimated weighted-average grant-date fair value of common stock underlying options granted to employees was $13.18 per share.

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

As of December 31, 2017 and September 30, 2018, 1,219,389 and 988,238 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed balance sheet of $317,000 and $421,000, respectively.

Restricted stock

In December 2017, the Company issued 390,546 shares of common stock for no consideration to the founders pursuant to the Series Seed Preferred Stock Purchase Agreement and license agreement in connection with certain anti-dilution rights held by these parties. If the shares issued under the license agreement represent less than 1% of the shares issued and outstanding common stock on an as-converted basis, the Company will issue additional common stock to the founders and Stanford University. The Company has the right to repurchase the common stock at the fair value per share on the date of repurchase, which right lapses as the shares vest, which is 25% cliff after one year and monthly thereafter over 36 months. In order to vest, the holders are required to provide continued service to the Company. As of December 31, 2017, and September 30, 2018, 390,546 and 292,910 shares remained subject to repurchase.

The Company recognizes stock-based compensation expense over the period in which the related services from the founders are received. Stock-based compensation expense related to the restricted stock is recognized based on the vesting date fair value of stock using Black-Scholes pricing model and recorded as a research and development expense. During the three and nine months ended September 30, 2018 the Company recognized a benefit of $0.4 million and an expense of $1.0 million in connection with the stock-based compensation expense related to the restricted stock. During the three and nine months ended September 30, 2017 the Company did not recognize any stock-based compensation expense related to these awards.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$(187)	$26	$2,016	$100
General and administrative	443	1	627	2
Total stock-based compensation expense	$256	$27	$2,643	$102

As of September 30, 2018, there was $11.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.07 years.

10. Net Loss per share

As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, all potentially dilutive shares were determined to be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,176)	$(2,773)	$(36,376)	$(6,830)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	35,591,518	3,752,883	15,976,228	3,504,790
Net loss per shares, basic and diluted	$(0.29)	$(0.74)	$(2.28)	$(1.95)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the three and nine months ended September 30, 2018 and 2017 because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Redeemable convertible preferred stock on an as-converted basis	—	15,376,164	—	15,376,164
Options to purchase common stock	1,041,334	100,719	1,041,334	100,719
Common stock subject to vesting or repurchase	988,238	424,475	988,238	424,475
	2,029,572	15,901,358	2,029,572	15,901,358

11. License agreement

In April 2016, the Company entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University relating to the Company’s drug discovery and development initiatives. Under this agreement, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds. The Company paid an upfront license payment of $25,000 in April 2016, which was recorded as research and development expense and issued 56,809 shares of common stock. The value of this equity was recorded, at fair value of $0.18 per share, as research and development expense of $8,000 during the year ended December 31, 2016. In March 2017, the Company paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017. The Company may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, as well as pay royalties in the low single digits on future net sales, if any. In addition, the Company is obligated to pay Stanford University a percentage of non-royalty revenue received by the Company from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. In March 2018, the Company recorded $50,000 under the Stanford agreement in connection with the achievement of a development milestone. During the three and nine months ended September 30, 2017, the Company recognized $0 and $10,000, respectively, and during the three and nine months ended September 30, 2018 the Company recognized $0 and $63,000, respectively, in connection with this agreement.

12. Commitments and contingencies

Lease arrangements

In September 2017, the Company entered into a one-year operating lease for laboratory facilities in San Francisco, California. In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $158,000 as collateral for the lease, which is included in other assets on the condensed balance sheet at September 30, 2018.

Future minimum lease payments as of September 30, 2018 are as follows (in thousands):

Operating
Year	Lease Commitments
2018 (remaining three months)	$80
2019	327
2020	337
2021	347
2022	327
$1,418

The Company’s rent expense was $29,000 and $54,000 for the three and nine months ended September 30, 2017 and $107,000 and $311,000 for the three and nine months ended September 30, 2018, respectively. The amounts include the amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 6).

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

In October 2018, the FDA granted orphan drug designation in the United States to AG10 for the treatment of ATTR, and the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMA, adopted a positive opinion for the designation of AG10 as an orphan medicinal product in the European Union, or EU, for the treatment of ATTR. The EMA also granted a product-specific pediatric investigational plan waiver to the Company for AG10.

We have not generated any revenue to date. Since inception, we have incurred significant operating losses. We have incurred net losses of $2.5 million and $11.9 million during the years ended December 31, 2016 and 2017, and $6.8 million and $36.4 million during the nine months ended September 30, 2017 and 2018, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2018, we had an accumulated deficit of $50.9 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

In June 2018, we completed our initial public offering (“IPO”) of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs.

As of September 30, 2018, we had $166.6 million in cash and cash equivalents.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Clinical development	$3,808	$342	$8,277	$342
Contract manufacturing	2,106	1,220	4,534	1,267
Preclinical, discovery and other research and development costs	1,305	244	2,823	3,070
Compensation and related personnel costs	627	436	5,410	814
Facility and other costs	85	41	318	90
	$7,931	$2,283	$21,362	$5,583

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

Comparison of the three and nine months ended September 30, 2018 and 2017

Research and development expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Research and development	$7,931	$2,283	5,648	247%	$21,362	$5,583	15,779	283%

Research and development expense increased by $5.6 million, or 247%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily attributable to increased personnel costs of $0.4 million due to a higher headcount, an increase of $5.2 million in clinical trial related activities and contract manufacturing activities for our clinical trials and their product supply, partially offset by a decrease in stock-based compensation of $0.2 million.

Research and development expense increased by $15.8 million, or 283%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily attributable to increased personnel costs of $2.7 million due to a higher headcount, an increase of $10.4 million in clinical trial related activities and contract manufacturing activities for our clinical trials and their product supply and an increase in stock-based compensation of $1.9 million.

General and administrative expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
General and administrative	$2,619	$490	2,129	434%	$6,656	$1,322	5,334	403%

General and administrative expense increased by $2.1 million, or 434%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase of $1.1 million in professional service fees and consulting services, primarily for financial, legal and accounting fees and an increase of $0.5 million in personnel-related expenses due to an increase in headcount to support the growth of our operations and an increase in stock-based compensation of $0.4 million.

General and administrative expense increased by $5.3 million, or 403%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase of $3.7 million in professional service fees and consulting services, primarily for financial, legal and accounting fees and an increase of $1.1 million in personnel-related expenses due to an increase in headcount to support the growth of our operations and an increase in stock-based compensation of $0.6 million.

Other income (expense), net

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Other income (expense), net	$374	$—	374	*	$(1,681)	$75	(1,756)	-2341%

Other income (expense), net was an income of $0.3 million during the three months ended September 30, 2018, compared to income of $0 during the three months ended September 30, 2017. The income during the three months ended September 30, 2018 is primarily from the Company investing the funds from the IPO.

Other income (expense), net was an expense of $2.1 million during the nine months ended September 30, 2018, compared to income of $75,000 during the nine months ended September 30, 2017. The expense during the nine months ended September 30, 2018 is primarily from the amortization of the debt discount of $0.7 million related to the convertible promissory note payable which was converted into Series B redeemable convertible preferred stock in March 2018 and the net revaluation of the redeemable convertible preferred stock warrant liability and tranche liability of $1.3 million, partially offset by the interest income of $0.4 million. The other income during the nine months ended September 30, 2017 was due to the settlement of the redeemable convertible preferred stock tranche liability in March 2017 related to the Series Seed redeemable convertible preferred stock financing.

Loss on extinguishment of debt

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Loss on extinguishment of debt	$—	$—	$—	0%	$(6,677)	$—	(6,677)	0%

Loss on extinguishment of debt was due to our convertible promissory notes converting into Series B redeemable convertible preferred stock. The convertible promissory notes had a contractual term of one year, however, they were converted in March 2018, as such the remaining debt discounts were recognized immediately upon the conversion of the notes. There was no similar activity during the three and nine months ended September 30, 2017.

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus filed with the SEC on June 21, 2018 pursuant to Rule 424(b) under the Securities Act.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of September 30, 2018, we had $166.6 million of cash and cash equivalents and an accumulated deficit of $50.9 million. In June 2018, we completed our IPO of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs paid by us.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures, that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our ultimate success depends on the outcome of our research and development activities. We expect to incur additional losses in the future and we anticipate the need to raise additional capital to fully implement our business plan.

We expect to further increase our research and development activities, which will increase the amount of cash used during the remainder of 2018 and beyond. Specifically, we expect continued spending on clinical trials, continued manufacturing activities and higher payroll expenses as we increase our professional and scientific staff and research and development activities. Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months. We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through the issuance of debt or equity to private investors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Our future funding requirements will depend on many factors, including the following:

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	2018	2017
Net cash used in operating activities	$(23,705)	$(6,158)
Net cash used in investing activities	(144)	(6)
Net cash provided by financing activities	184,920	13,008
	$161,071	$6,844

Cash flows from operating activities

During the nine months ended September 30, 2018, cash used in operating activities was $23.7 million and consisted primarily of a net loss of $36.4 million. Our non-cash charges primary consisted of $6.7 million on extinguishment of debt, a benefit of $1.3 million in regards to the redeemable convertible preferred stock tranche liability revaluation, a cost of $2.6 million in regards to the revaluation of the convertible redeemable preferred stock warrant liability and $2.6 million for stock-based compensation expense. The change in our net operating assets of $1.3 million was primarily due to an increase in accounts payable and accrued expenses of $4.1 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current assets of $2.8 million, due to timing of payments and the timing of activities in regards to the payments.

During the nine months ended September 30, 2017, cash used in operating activities was $6.2 million and consisted primarily of a net loss of $6.8 million, partially offset by a decrease in net operating assets of $0.7 million. The change in our net operating assets of $0.7 million was primarily due to an increase in accounts payable and accrued expenses of $1.4 million as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current assets of $0.8 million, due to timing of payments and the timing of activities in regards to the payments.

Cash flows from investing activities

During the nine months ended September 30, 2018 and 2017, cash used in investing activities was $0.1 million and $6,000, respectively, which consisted of our purchase of property and equipment for our office and lab facilities.

Cash flows from financing activities

During the nine months ended September 30, 2018, cash provided by financing activities was $184.9 million, which consisted of net proceeds from the issuance of Series B redeemable convertible preferred stock of $63.9 million and proceeds from the issuance of convertible promissory notes of $10.0 million, and the receipt of funds in connection with our IPO of $111.0 million.

During the nine months ended September 30, 2017, cash provided by financing activities was $13.0 million, which consisted of net proceeds from the issuance of Series Seed redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus filed on June 21, 2018 with the SEC pursuant to Rule 424(b) under the Securities Act.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements refer to Note 2 of Notes to Unaudited Condensed Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At September 30, 2018, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the nine months ended September 30, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes as well as our other public filings. We cannot assure you that any of the events discussed in the risk factors below will not occur. The occurrence of any of the events or developments described below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows and future prospects and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the years ended December 31, 2016 and 2017 and nine months ended September 30, 2018 were $2.5 million, $11.9 million and $36.4 million, respectively. As of September 30, 2018, we had an accumulated deficit of $50.9 million. We have not generated any revenue since our inception and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

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

Although the FDA has granted orphan drug designation for AG10 and the EMA adopted a positive opinion for the designation of AG10 as an orphan medicinal product in the EU for the treatment of transthyretin amyloidosis, we may not receive orphan drug designation for AG10 in the European Union or for any other product candidates for which we may submit orphan drug designation requests, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits for AG10 or any of our other product candidates.

Our business strategy focuses on the development of product candidates for the treatment of transthyretin amyloidosis that may be eligible for FDA or EU orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the Committee for Orphan Medicinal Products of the EMA grants orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment is authorized or, if a method exists, the product would be of significant benefit to those affected by the condition. In October 2018, the FDA granted orphan drug designation to AG10 in the United States for the treatment of ATTR, and the EMA adopted a positive opinion for the designation of AG10 as an orphan medicinal product in the EU for the treatment of ATTR.  Although the diagnosed ATTR patient population in the United States is currently below 200,000, if the size of the population is shown to be greater as a result of increased rates of diagnosis or otherwise, ATTR may not in the future qualify as an orphan indication for any other product candidate we pursue.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA, the EMA or comparable foreign regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA, the EMA or comparable foreign regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Although the FDA has granted orphan drug designation to AG10 and the EMA adopted a positive opinion for the designation of AG10 as an orphan medicinal product in the EU for the treatment of transthyretin amyloidosis, we may apply for orphan drug designation for AG10 in other jurisdictions, or for other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designation that we have received from the FDA or may receive from any other regulatory authorities, including the EMA, may not effectively protect AG10 or any other product candidate that we may develop and pursue from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Further, orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these orphan drug designations or exclusivities for AG10 (if approved) or any other product candidate we pursue.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of TTR, which could give such products significant regulatory and market timing advantages over AG10 or other product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications, other than treatment of transthyretin amyloidosis, that AG10 or other product candidates that we may identify are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors.

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

As of September 30, 2018, we had 21 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 78.0% of our voting stock as of September 30, 2018. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 53.4% of the voting power of our outstanding common stock as of September 30, 2018. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

b)    Use of Proceeds

Not applicable.

c)    Issuer Purchases of Company Equity Securities

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except share and per share amounts)
July 1, 2018 through July 31, 2018	—	$—	—	—
August 1, 2018 through August 31, 2018	40,366	0.33	—	—
September 1, 2018 through September 30, 2018	—	—	—	—
Total	40,366	$0.33	—	—
(1)

Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders' original purchase price, which right lapses according to individual vesting schedules. Reflects shares of common stock repurchased in connection with the termination of services by certain employees.

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

EIDOS THERAPEUTICS, INC.

Date: November 6, 2018	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Christine Siu
Christine Siu
Chief Financial Officer (Principal Financial and Accounting Officer)