Form 10-Q
period 2019-03-31
Eidos Therapeutics, Inc.
filed 2019-05-07
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EIDX	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 36,827,549 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$147,064	$157,147
Related party receivable	72	34
Prepaid expenses and other current assets	2,160	1,789
Total current assets	149,296	158,970
Property and equipment, net	196	209
Operating lease, right of use asset	1,053	—
Other assets	2,652	933
Total assets	$153,197	$160,112
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,212	$1,956
Related party payable	407	256
Lease liabilities	269	—
Accrued expenses and other current liabilities	3,953	2,577
Total current liabilities	7,841	4,789
Other liabilities	201	316
Lease liabilities, non-current	854	—
Total liabilities	8,896	5,105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 36,811,069 and 36,760,536 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively;	37	37
Additional paid-in-capital	221,267	220,240
Accumulated deficit	(77,003)	(65,270)
Total stockholders’ equity	144,301	155,007
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$153,197	$160,112

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development (includes related party expense of $94 and $16, respectively)	$8,549	$5,652
General and administrative (includes related party expense of $79 and $314, respectively)	4,035	2,345
Total operating expenses	12,584	7,997
Loss from operations	(12,584)	(7,997)
Other income (expense), net	851	(879)
Net and comprehensive loss	(11,733)	(8,876)
Deemed dividend related to redemption feature embedded in Convertible Promissory Notes payable to stockholders	—	(6,523)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	7,436
Net loss attributable to common stockholders	$(11,733)	$(7,963)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(1.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,175,523	4,392,435

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months ended March 31, 2018 and 2019 (Unaudited)

(in thousands, except for share amounts)

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	equity
Balance—December 31, 2018	—	$—	36,760,536	$37	$220,240	$(65,270)	$155,007
Issuance of common stock upon exercise of stock options and restricted stock	—	—	50,533	—	25	—	25
Vesting of restricted stock and early exercised options	—	—	—	—	38	—	38
Stock-based compensation expense	—	—	—	—	964	—	964
Net loss and comprehensive loss	—	—	—	—	—	(11,733)	(11,733)
Balance—March 31, 2019	—	$—	36,811,069	$37	$221,267	$(77,003)	$144,301

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	(deficit)
Balance—December 31, 2017	12,856,325	$17,028	5,137,771	$4	$1,332	$(14,532)	$(13,196)
Issuance of Series B redeemable convertible preferred stock upon conversion of redeemable convertible promissory notes payable to stockholders	1,324,823	14,354	—	—	—	—	—
Issuance of common stock to Stanford University	—	—	45,889	—	7	—	7
Issuance of common stock upon exercise of stock options and restricted stock	—	—	149,350	—	—	—	—
Recognition of beneficial conversion feature related to convertible promissory notes payable to stockholders	—	—			9,122		9,122
Deemed dividend related to embedded derivative liability on Convertible Promissory Notes payable to stockholders	—	—	—	—	(6,523)	—	(6,523)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $125 and fair value of redeemable convertible preferred stock tranche liability of $64	1,476,715	15,811	—	—	—	—	—
Vesting of restricted stock and early exercised options	—	—	—	—	18	—	18
Stock-based compensation expense	—	—	—	—	385	—	385
Reacquisition of beneficial conversion feature related to Convertible Promissory Notes payable to stockholders	—	—	—	—	(4,341)	(10,013)	(14,354)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	—	7,436	—	7,436
Net loss and comprehensive loss	—	—	—	—	—	(8,876)	(8,876)
Balance—March 31, 2018	15,657,863	$47,193	5,333,010	$4	$7,436	$(33,421)	$(25,981)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(11,733)	$(8,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	10
Stock-based compensation expense	964	388
Accrued interest on Convertible Promissory Notes payable	—	48
Change in fair value of derivative liability	—	(100)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(37)
Amortization of debt discount on Convertible Promissory Notes payable	—	963
Loss on disposal of property and equipment	(2)	—
Changes in assets and liabilities:
Related party receivable	(38)	(9)
Prepaid expenses and other current assets	(371)	(140)
Other assets	(1,719)	(741)
Accounts payable	1,256	1,102
Accrued expenses and other liabilities	1,369	1,546
Related party payable	151	(45)
Net cash used in operating activities	(10,108)	(5,891)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(114)
Net cash used in investing activities	—	(114)

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	15,875
Proceeds from issuance of Convertible Promissory Notes payable	—	10,000
Payment of deferred offering costs	—	(187)
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	25	89
Net cash provided by financing activities	25	25,777
Net (decrease) increase in cash and cash equivalents	(10,083)	19,772
Cash and cash equivalents, beginning of period	157,147	5,497
Cash and cash equivalents, end of period	$147,064	$25,269

Supplemental disclosure of non-cash financing activities:
Lease liability arising from the right of use asset	$1,187	$—
Vesting of restricted stock and early exercised options	38	18
Conversion of Convertible Promissory Notes payable and accrued interest into redeemable convertible preferred stock	—	14,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements (Unaudited)

Note 1. Organization and Description of Business

Eidos Therapeutics, Inc., or the Company, was incorporated as an S corporation in the state of Delaware on August 6, 2013. The Company was converted into a C corporation on April 4, 2016 in conjunction with its Series Seed redeemable convertible preferred stock financing. The Company is advancing a drug candidate to treat multiple forms of transthyretin, or TTR, amyloidosis, or ATTR, which leads to organ damage, loss of organ function and eventual death from abnormal buildup of protein deposits predominantly in the heart and peripheral nervous system. The Company has been primarily engaged in business planning, research and development, recruiting personnel, and raising capital. The Company is headquartered in San Francisco, California and it operates as one operating segment.

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $77.0 million as of March 31, 2019. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through March 31, 2019, the Company has financed its operations through private placements of redeemable convertible preferred stock, convertible promissory notes, and an initial public offering (IPO) of common stock.

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

The Company will need to obtain additional financing in the future and may seek financing through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for AG10 and other research and development activities. The Company may not be able to raise additional capital on terms acceptable to the Company, or at all, and any failure to raise capital as and when needed would compromise the Company’s ability to execute on our business plan and the Company may have to significantly delay, scale back, or discontinue the development of AG10 or curtail any efforts to expand the Company’s product pipeline.

Note 2. Summary of Significant Accounting Policies

Basis of preparation

These unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These unaudited condensed financial statements include transactions with BridgeBio Pharma LLC and its affiliates, or BBP LLC, a controlling stockholder in the Company. For the periods presented, BBP LLC has provided consulting and management services to the Company in the ordinary course of business, including certain executive personnel, facility related costs, advisory services, insurance costs, and other general corporate expenses. These allocations were made based on direct usage, when identifiable, with the remainder allocated primarily based on a proportional share of headcount. The Company’s historical financial statements do not purport to reflect what the Company’s results of operations, financial position, or cash flows would have been if the Company had operated as an independent entity during the periods presented. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. For more information on the allocated costs and related party transactions, see Note 6.

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future year or interim period.

The accompanying unaudited interim condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2019.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the fair value of the redemption feature embedded derivative liability, the fair value of the redeemable convertible preferred stock tranche liability, the fair value of the redeemable convertible preferred stock warrant liability, the fair value of the Company’s common stock, stock-based compensation, the useful lives of fixed assets, accruals for research and development activities, and income taxes. Management bases its estimates on historical experience and on other relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. All the Company’s funds are held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Cash and cash equivalents

All highly-liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents. As of December 31, 2018 and March 31, 2019, the Company had cash and cash equivalents of $157.1 million and $147.1 million, respectively. The Company’s cash equivalents are invested in highly-rated money market funds.

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

Accrued repurchase liability for common stock

The Company records as a liability, within accrued expenses and other current liabilities, the purchase price of unvested common stock that the Company has a right to repurchase if and when the stockholder ceases to be a service provider to the Company before the end of the requisite service period. The proceeds are recorded as a liability and the proceeds related to the vested common stock are reclassified to additional paid-in-capital as the Company’s repurchase right lapses.

Redeemable convertible preferred stock tranche liability

The Company determined that its obligations to issue additional shares of preferred stock upon the achievement of certain milestones or at the option of the respective holders of such shares represent freestanding financial instruments. These instruments were initially measured at fair value and were subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations.

Embedded derivative liability and deemed dividend

The Company determined that the automatic conversion of the Note and Warrant Purchase Agreement with BBP LLC and the Board of Trustees of the Leland Stanford Junior University, or Stanford, (the Convertible Promissory Notes) payable issued in February 2018 into new shares of preferred stock at 70% of the issuance price of such shares upon the closing of a qualified financing was an embedded derivative liability to be measured at fair value. As this instrument was issued to stockholders, the Company treated the initial recognition as a deemed dividend included in additional paid-in-capital at its fair value of $6.5 million. The embedded derivative liability was subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations. The embedded derivative liability balance was settled upon the conversion of the convertible promissory notes into Series B redeemable convertible preferred stock (Series B Preferred Stock) in March 2018.

The deemed dividend impacted loss available to common stockholders and earnings per share for the three months ended March 31, 2018.

Gain on extinguishment of convertible promissory notes payable

In March 2018, upon the conversion of the Convertible Promissory Notes into Series B Preferred Stock the Company recognized a $7.4 million gain on debt extinguishment. As the Convertible Promissory Notes were issued to stockholders, we treated the gain on debt extinguishment as a capital contribution included in additional paid-in-capital.

The $7.4 million gain on extinguishment of convertible promissory notes payable impacted loss available to common stockholders and net loss per share for the three months ended March 31, 2018.

Net Loss per Attributable to Common Stockholders and Net Loss per Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders, taking into account the deemed dividend and gain on extinguishment of Convertible Promissory Notes payable, by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and without consideration for potentially dilutive securities. Diluted net loss per common share is the same as basic net loss attributable to common stockholders per share since the effects of potentially dilutive securities are antidilutive given the Company’s loss position.

Recently Issued Accounting Standards Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s condensed balance sheets. In addition, the Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

ROU liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and ROU assets are based on the liabilities adjusted for any prepaid or deferred rent. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed statements of operations. Variable lease payments include lease operating expenses. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. See discussion below under the caption “Leases” in this Note 2 and in Note 12 for more detail on the Company's accounting policy with respect to lease accounting.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

Financial assets measured and recognized at fair value are as follows (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$157,147	$157,147	$—	$—
Total	$157,147	$157,147	$—	$—

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$147,064	$147,064	$—	$—
Total	$147,064	$147,064	$—	$—

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

There were no financial assets outside of cash in an operating account as of December 31, 2018 and March 31, 2019. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

There were no financial liabilities measured at fair value as of December 31, 2018 and March 31, 2019. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

Following is the activity related to Level 3 financial liabilities of the Company.

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

	Three Months Ended March 31,
	2019	2018
Derivative instrument:
Beginning balance	$—	$—
Initial fair value of the embedded derivative liability issued with the Convertible Promissory Notes payable	—	6,523
Change in fair value upon revaluation recognized in other income (expense), net	—	(100)
Settlement of the embedded derivative liability	—	(6,423)
Ending balance	$—	$—

Redeemable convertible preferred stock tranche liability

Series B redeemable convertible preferred stock tranche liability

The fair value of the Series B redeemable convertible preferred stock tranche liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company estimated the fair value of the redeemable convertible preferred stock warrant liability using a probability-weighted expected return method (PWERM) that included probabilities of three scenarios. The PWERM included probabilities of three scenarios, including a scenario in which an IPO occurs in June 2018. The scenarios were weighted based on the Company’s estimate of each event occurring in deriving the estimated fair value. The redeemable convertible preferred stock warrant liability was remeasured upon the IPO using the value of the underlying share based on the IPO price less the warrant strike price.

The following table sets forth a summary of the changes in the fair value of the Company’s Series B redeemable convertible preferred stock tranche liability as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Redeemable convertible preferred stock tranche liability:
Beginning balance	$—	$—
Issuance of Series B redeemable convertible preferred stock tranche liability	—	64
Ending balance	$—	$64

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

	Three Months Ended March 31,
	2019	2018
Redeemable convertible preferred stock warrant liability:
Beginning balance	$—	$—
Issuance of redeemable convertible preferred stock warrant liability	—	878
Change in fair value upon revaluation recognized in other income (expense), net	—	(37)
Ending balance	$—	$841

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$86	$86
Computer equipment	85	87
Office furniture and equipment	96	96
Total Property and equipment, cost	267	269
Less: Accumulated depreciation and amortization	(71)	(60)
Total property and equipment, net	$196	$209

The Company recognized $14,000 of depreciation and amortization expense during the three months ended March 31, 2019, and $10,000 of depreciation and amortization expense during the three months ended March 31, 2018.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued research and development costs	$2,808	$2,055
Accrued employee related expenses	670	78
Liability for unvested stock, short-term	147	142
Accrued other current liabilities	328	302
Total accrued expenses and other current liabilities	$3,953	$2,577

As of March 31, 2019, and December 31, 2018, $201,000 and $244,000, respectively, related to the long-term liability for unvested stock were recorded in other liabilities.

Lease Liabilities

Lease liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Lease liabilities	$269	$—
Lease liabilities, non-current	854	—
Total lease liabilities	$1,123	$—

Note 5. Convertible promissory notes

In February 2018, the Company entered into a Note and Warrant Purchase Agreement with BBP LLC and Stanford (the Convertible Promissory Notes). The Company issued two Convertible Promissory Notes in an aggregate principal amount of $10.0 million. The Convertible Promissory Notes had a maturity date of the earliest of a qualified financing, a deemed liquidation event, a qualified initial public offering, or February 2019. The Convertible Promissory Notes had an annual interest rate of 5.0%. The Convertible Promissory Notes were convertible into future preferred stock at a 30% discount to the price paid by investors in the Company’s next preferred equity financing of at least $10.0 million or convertible into common stock at the price per share in an IPO with aggregate proceeds of at least $30.0 million.

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

The Company also determined that a beneficial conversion feature existed at the time the Convertible Promissory Notes were issued because the fair value of the securities into which the Convertible Promissory Notes were convertible at the time of issuance, Series Seed redeemable convertible preferred stock, was greater than the effective conversion price on the borrowing date. Accordingly, the Company recorded a beneficial conversion feature of $9.1 million. The beneficial conversion feature was recorded as a debt discount with an offset to additional paid-in-capital.

The discounts associated with both the warrants and beneficial conversion feature were amortized to interest expense using the effective interest method through February 2018, the contractual maturity date of the Convertible Promissory Notes. During the three months ended March 31, 2018, the Company recognized interest expense of $1.0 million.

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

Upon completion of the Series B redeemable convertible preferred stock (Series B Preferred Stock) financing in March 2018, the Convertible Promissory Notes were redeemed under their qualified financing redemption feature whereby the aggregate of the outstanding principal and accrued interest balance of the Convertible Promissory Notes of $10.0 million was converted into 1,324,823 shares of Series B preferred stock at a conversion price of $7.5844 per share resulting in issuance of $14.4 million of Series B Preferred Stock. The redemption of the Convertible Promissory Notes was accounted for as a debt extinguishment, which resulted in a gain of $7.4 million. The extinguishment gain was recognized in equity and included the reacquisition of the beneficial conversion feature which was measured using the intrinsic value of the conversion option at the extinguishment date of $14.4 million and the settlement of the embedded derivative liability of $6.5 million. This gain was recorded in additional paid-in-capital since the holders of the Convertible Promissory Notes were stockholders and the arrangement was considered a capital transaction.

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio Pharma LLC and its affiliates, or BBP LLC, is a controlling stockholder in the Company, as it owned 61% and 61% of the Company’s total outstanding shares as of March 31, 2019 and December 31, 2018, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement that was effective as of May 1, 2017.

The Company incurred the following expenses under the agreement with BBP LLC (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Rent	$(3)	$8
Facility	79	45
Consulting	97	277
	$173	$330

As of March 31, 2019, and December 31, 2018, the Company had outstanding receivables from BBP LLC of $72,000 and $34,000, respectively, related to providing services to other related companies of BBP LLC. As of March 31, 2019, and December 31, 2018, the Company had outstanding liabilities due to BBP LLC of $0.4 million and $0.3 million, respectively.

Dr. Graef Consulting Agreement

In April 2016, the Company entered into a consulting agreement with Dr. Graef, one of the Company’s founders. Pursuant to the consulting agreement, Dr. Graef agreed to provide consulting services in connection with the discovery and development of novel TTR stabilizers. As compensation for these services, Dr. Graef is entitled to an annual fee in the amount of up to $150,000 and reimbursement by the Company for pre-approved expenses. The consulting agreement has a term of four years but may be terminated by either party for any reason with thirty days’ prior notice.

As of June 20, 2018, in connection with the Company’s initial public offering, the ownership percentage of Eidos stock held by Dr. Graef decreased, whereby the Company no longer considered Dr. Graef a related party.

Dr. Alhamadsheh Consulting Agreement

In August 2016, the Company entered into a consulting agreement with Dr. Alhamadsheh, one of the Company’s founders. Pursuant to the consulting agreement, Dr. Alhamadsheh agreed to provide consulting services in connection with the discovery and development of novel TTR stabilizers. As compensation for these services, Dr. Alhamadsheh is entitled to an annual fee in the amount of up to $115,000 and reimbursement by the Company for pre-approved expenses. The consulting agreement has a term of four years but may be terminated by either party for any reason with thirty days’ prior notice.

As of June 20, 2018, in connection with the Company’s initial public offering, the ownership percentage of Eidos stock held by Dr. Alhamadsheh decreased, whereby the Company no longer considered Dr. Alhamadsheh a related party.

The Company incurred the following expenses (benefit) for services under these consulting agreements and stock-based compensation (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Dr. Graef	$38	$38
Dr. Alhamadsheh	29	29
	$67	$67

Option Award to Dr. Huh

In May 2018, our board of directors approved a grant to Dr. Huh (a member of our board of directors) of an option to purchase 83,720 shares of our common stock pursuant to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”). The option was subject to vesting in equal annual installments over three years from the grant date, subject to Dr. Huh’s continued service as a director through the applicable vesting dates. The award is subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Plan. Dr. Huh resigned from the Company’s board of directors in December 2018, at which time all options were cancelled. For the three months ended March 31, 2019 and 2018 the Company recorded no expense related to these awards.

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

In May 2018, the Company issued 4,430,162 shares of Series B Preferred Stock at a purchase price of $10.8348 per share, for total proceeds of $48.0 million. The Company exercised its option to issue the Series B Preferred Stock and at the time the tranche liability was remeasured at $0.7 million and then was reclassified to Series B redeemable convertible preferred stock upon the closing of the sale of additional shares.

Following the closing of the IPO, all outstanding shares of the Series Seed and Series B Preferred Stock converted into 24,025,270 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in-capital. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2019.

Note 8. Redeemable convertible preferred stock tranche liability

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

The Company continued to adjust the Series B Tranche Liability for changes in the fair value until the settlement of the redeemable convertible preferred stock additional closing in May 2018. The Company recorded a Series B Tranche Liability in March 2018 of $0.1 million related to the Series B Preferred Stock. The Company exercised its option to issue the Series B Preferred Stock and at the time the tranche liability was remeasured at $0.7 million in May 2018, and then reclassified to Series B redeemable convertible preferred stock upon the closing of the sale of additional shares.

Note 9.  Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	As of March 31,
	2019	2018
Redeemable convertible preferred stock outstanding, as converted	—	18,726,796
Options issued and outstanding	1,307,729	560,128
Options available for future grants	718,557	807,682
Employee Stock Purchase Plan shares available for future grants	130,166	—
Total	2,156,452	20,094,606

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2018	747,057	1,329,762	$8.55	9.40	$6,928
Options granted	(28,500)	28,500	$18.07
Options exercised	—	(50,533)	$0.50
Outstanding—March 31, 2019	718,557	1,307,729	$9.07	9.19	$18,805
Options exercisable – March 31, 2019		191,753	$3.10	8.86	$3,902
Options vested and expected to vest – March 31, 2019		1,307,729	$9.07	9.19	$18,805

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term in years	6.08	6.08
Expected volatility	72.91%	69.08%
Risk-free interest rate	2.60%	2.69%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$11.14	$6.41

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term in years	6.08	9.95
Expected volatility	73.54%	69.08%
Risk-free interest rate	2.74%	2.73%
Dividend yield	—	—

During the three months ended March 31, 2019, and 2018, the Company granted 18,500, and 35,880 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the three months ended March 31, 2019, and 2018 of $0.0 million and $0.2 million, respectively.

Accrued repurchase liability for common stock early exercises

Stock awards granted pursuant to the 2016 Equity Incentive Plan, or the 2016 Plan, permitted option holders to elect to exercise unvested options in exchange for unvested common stock. Awards granted under the 2016 Plan that are exercised prior to vesting will continue to vest according to the respective award agreement, and such unvested shares are subject to repurchase by the Company at the optionee’s original exercise price or fair market value in the event the optionee’s service with the Company voluntarily or involuntarily terminates.

As of March 31, 2019, and December 31, 2018, 802,629 and 896,034 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $348,000 and $386,000, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$452	$178
General and administrative	512	210
Total stock-based compensation expense	$964	$388

As of March 31, 2019, there was $10.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.05 years.

10. Net loss per share

The Company’s potentially dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, convertible preferred stock and convertible preferred stock warrants, have not been included in the computation of diluted net loss per common share for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(11,733)	$(7,963)
Denominator:
Weighted average common shares outstanding	36,768,213	5,190,297
Weighted average unvested common shares subject to repurchase	(592,690)	(797,862)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,175,523	4,392,435
Net loss per share attributable to common stockholders	$(0.32)	$(1.81)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive:

	As of March 31,
	2019	2018
Redeemable convertible preferred stock on an as-converted basis	—	18,726,796
Employee Stock Purchase Plan shares	20,937	—
Options to purchase common stock	1,307,729	560,128
Warrants to purchase redeemable convertible preferred stock on an as-converted basis	—	441,538
Common stock subject to vesting or repurchase	558,543	895,241
Total	1,887,209	20,623,703

11. Stanford license agreement

In April 2016, the Company entered into a license agreement with Stanford, relating to the Company’s drug discovery and development initiatives. Under this agreement, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds. In consideration for the license the Company paid an upfront license payment of $25,000 in April 2016 and also issued 56,809 shares of common stock.

In March 2017, the Company paid Stanford an annual license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017. The Company may also be required to make future payments of up to approximately $1.0 million to Stanford upon achievement of specific intellectual property, clinical and regulatory milestone events, as well as pay royalties in the low single digits on future net sales, if any. In addition, the Company is obligated to pay Stanford a percentage of non-royalty revenue received by the Company from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. In March 2018, the Company recognized $50,000 of research and development expense in connection with the achievement of a development milestone under the Stanford agreement.

During the three months ended March 31, 2019, and 2018, the Company recognized expense of $0.2 million and $0.1 million, respectively, in connection with this agreement.

12. Commitments and contingencies

Lease arrangements

In September 2017, the Company entered into a one-year operating lease for laboratory facilities in San Francisco, California. In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $158,000 as collateral for the lease, which is included in other assets on the condensed balance sheet at March 31, 2019.

On March 27, 2019 the Company entered into an amendment to the lease dated November 14, 2017. In connection with the amendment the Company will lease 10,552 rentable square feet. The amended lease is for 87 months and have $6.4 million of payments under this lease. The commencement date of the amendment to the lease is expected to occur in July 2019.

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of our existing lease. As of March 31, 2019, total ROU assets and lease liabilities were approximately $1.1 million and $1.1 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Three Months Ended March 31, 2019
Cash payments over lease term	$1,257,000
Weighted average remaining lease term (months)	44
Weighted average discount rate (1)	6%
(1)

Because the rate implicit in our lease was not readily determinable, the Company used the Company’s incremental borrowing rate.  In determining our incremental borrowing rate for each lease, we considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to our creditworthiness, the impact of collateralization and the term of each of our lease agreements.

Future minimum lease payments as of March 31, 2019 are as follows (in thousands):

Operating
Year	Lease Commitments
2019 (remaining nine months)	$246
2020	337
2021	347
2022	327
Total	1,257
Less imputed lease interest	(134)
Total lease liabilities	$1,123

The Company’s rent expense was $96,000 for the three months ended March 31, 2019 and $101,000 for the three months ended March 31, 2018. The amounts include the amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 6). Variable lease payments for operating expenses were immaterial for the three months ended March 31, 2019.

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

13. Income taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21%, to pre-tax income primarily due to (i) an increase in uncertain tax positions related to tax credits generated during the quarter and (ii) for the three months ended March 31, 2019 and 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations. If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. At December 31, 2018, the Company maintained a full valuation allowance on its net deferred tax assets. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of March 31, 2019, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (SEC) on April 15, 2019 (the “Annual Report”).

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

In April 2016, we entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, for rights relating to novel TTR aggregation inhibitors. Under the license agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights.

In October 2018, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation in the United States to AG10 for the treatment of ATTR, and the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMA, adopted a positive opinion for the designation of AG10 as an orphan medicinal product in the European Union, or EU, for the treatment of ATTR. The EMA also granted a product-specific pediatric investigational plan waiver to us for AG10.

We have not generated any revenue to date. Since inception, we have incurred significant operating losses. We have incurred net losses of $40.7 million and $11.7 million during the year ended December 31, 2018, and three months ended March 31, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $77.0 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

In June 2018, we completed our initial public offering (IPO) of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs.

As of March 31, 2019, we had $147.1 million in cash and cash equivalents.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Clinical development	$3,764	$1,376
Contract manufacturing	2,337	1,024
Preclinical, discovery and other research and development costs	692	1,216
Compensation and related personnel costs	1,657	1,929
Facility and other costs	99	107
	$8,549	$5,652

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to conduct research and development activities related to AG10 and advance AG10 into later stages of clinical development, including our ongoing Phase 2 and Phase 3 clinical trials of AG10 in ATTR cardiomyopathy (ATTR-CM) and our planned Phase 3 clinical trial of AG10 in ATTR polyneuropathy (ATTR-PN) and any subsequent preclinical or clinical development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of AG10 is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of our product candidate, if at all.

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

Other income (expense), net

Other income (expense), net primarily includes interest income during the three months ended March 31, 2019. For the three months ended March 31, 2018, other income (expense), net primarily includes gains and losses from the remeasurement of our liabilities related to our redeemable convertible preferred stock tranche liabilities and our redeemable convertible preferred stock warrant liability. We continued to adjust these liabilities for changes in estimated fair value until the settlement of the related redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant liability. At such time, the related redeemable convertible preferred stock tranche liability was reclassified to redeemable convertible preferred stock and we no longer recorded any related periodic fair value adjustments. We continued to record adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until these were net exercised upon the completion of an IPO.

Deemed dividend

In February 2018, we recognized a deemed dividend of $6.5 million related to the fair value of the redemption feature embedded within the Convertible Promissory Notes payable with stockholders and separately treated as a derivative liability. The dividend was charged to additional paid-in-capital.

Gain on extinguishment of convertible promissory notes

In March 2018, upon the conversion of the Convertible Promissory Notes into Series B redeemable convertible stock, we recognized a $7.4 million gain on debt extinguishment. As the Convertible Promissory Notes were issued to stockholders, we treated the gain on debt extinguishment as a capital contribution included in additional paid-in-capital.

Comparison of the three months ended March 31, 2019 and 2018

Research and development expense

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2019	2018	$	%
Research and development	$8,549	$5,652	2,897	51%

Research and development expense increased by $2.9 million, or 51%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase of $3.1 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, and an increase in stock-based compensation of $0.3 million, offset by a decrease in personnel costs of $0.5 million due to one-time costs incurred in the quarter ended March 31, 2018.

General and administrative expense

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2019	2018	$	%
General and administrative	$4,035	$2,345	1,690	72%

General and administrative expense increased by $1.7 million, or 72%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase of $1.2 million in professional service fees and consulting services, primarily for financial, legal and accounting fees, an increase in stock-based compensation of $0.3 million and an increase of $0.2 million in personnel-related expenses due to an increase in headcount to support the growth of our operations.

Other income (expense), net

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2019	2018	$	%
Other income (expense), net	$851	$(879)	1,730	-197%

Other income (expense), net was an income of $0.9 million during the three months ended March 31, 2019, compared to an expense of $0.9 million during the three months ended March 31, 2018. The other income during the three months ended March 31, 2019 was due to the interest income related to our money market funds. The other expense during the three months ended March 31, 2018 is primarily from the amortization of the debt discount of $1.0 million related to the Convertible Promissory Notes payable which was converted into Series B redeemable convertible preferred stock in March 2018.

Deemed dividend

In February 2018, we recognized a deemed dividend of $6.5 million related to the fair value of the redemption feature embedded in the Convertible Promissory Notes payable with stockholders and separately treated as a derivative liability. The dividend was charged to additional paid-in-capital.

Gain on extinguishment of convertible promissory notes

In March 2018, upon the conversion of the Convertible Promissory Notes into Series B redeemable convertible stock, we recognized a gain on debt extinguishment. As the Convertible Promissory Notes were issued to stockholders, we treated the gain on debt extinguishment as a capital contribution included in additional paid-in-capital.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of March 31, 2019, we had $147.1 million of cash and cash equivalents and an accumulated deficit of $77.0 million. In June 2018, we completed our IPO pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs paid by us.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	(10,108)	(5,891)
Net cash used in investing activities	—	(114)
Net cash provided by financing activities	25	25,777

Cash flows from operating activities

During the three months ended March 31, 2019, cash used in operating activities was $10.1 million and consisted primarily of a net loss of $11.7 million. Our non-cash charges of $1.0 million primarily consisted of stock-based compensation expense. The change in our net operating assets of $0.7 million was primarily due to an increase in accounts payable and accrued expenses of $3.9 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current assets of $3.2 million, due to timing of payments and the timing of activities for which payments were made.

During the three months ended March 31, 2018, cash used in operating activities was $5.9 million, which consisted of a net loss of $8.9 million, adjusted by non-cash charges of $1.3 million and a net change of $1.7 million in our net operating assets and liabilities. Our non-cash charges of $1.3 million primarily consisted of a decrease in the value of our embedded derivative of $0.1 million, $0.4 million for stock-based compensation expense, and the amortization of debt discount of $1.0 million. The change in our net operating assets of $1.7 million was primarily due to an increase in accounts payable and accrued expenses of $2.6 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current assets of $0.9 million, due to timing of payments and the timing of activities for which payments were made.

Cash flows from investing activities

During the three months ended March 31, 2018, cash used in investing activities was $0.1 million, which consisted of our purchase of property and equipment for our office and employees.

Cash flows from financing activities

During the three months ended March 31, 2019, cash provided by financing activities was $25,000 related to the receipt of funds from the exercise of common stock options and restricted stock.

During the three months ended March 31, 2018, cash provided by financing activities was $25.8 million, which consisted of the net proceeds from the issuance of Series B redeemable convertible preferred stock of $15.9 million, proceeds from the issuance of convertible promissory notes of $10.0 million, and $0.1 million related to the receipt of funds from the exercise of options.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report.

In March 2019, we entered into a noncancelable operating lease (the “Lease”) for approximately 10,552 square feet of space in San Francisco, California. The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be July 2019.  The Lease expires 87 months after the Rent Commencement Date. Future minimum rental payments under the Lease during the 87 month term are $6.4 million in the aggregate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements refer to Note 2 of Notes to Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At March 31, 2019, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019 due to the fact that management has not fully remediated the material weakness described in our Annual Report on Form 10-K filed with the SEC on April 15, 2019.

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC.  The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the year ended December 31, 2018, and three months ended March 31, 2019 were $40.7 million and $11.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $77.0 million. We have not generated any revenue since our inception and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

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

We have begun enrolling patients in a Phase 3 clinical trial of AG10, our only clinical development candidate, in ATTR cardiomyopathy (ATTR-CM) and are preparing to advance AG10 into a Phase 3 clinical trial in ATTR polyneuropathy (ATTR-PN). Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AG10 in planned and future clinical trials. We are also responsible for license maintenance fees, milestone payments and royalties to the Board of Trustees of the Leland Stanford Junior University, or Stanford. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AG10 and any future product candidates we may identify.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of AG10 or any other product candidates that we may identify and pursue in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Our business strategy focuses on the development of product candidates for the treatment of transthyretin amyloidosis, or ATTR, that may be eligible for FDA or EU orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the Committee for Orphan Medicinal Products of the EMA grants orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment is authorized or, if a method exists, the product would be of significant benefit to those affected by the condition. In October 2018, the FDA granted orphan drug designation to AG10 in the United States for the treatment of ATTR, and in November 2018, the EMA granted the designation of AG10 as an orphan medicinal product in the EU for the treatment of ATTR.  Although the diagnosed ATTR patient population in the United States is currently below 200,000, if the size of the population is shown to be greater as a result of increased rates of diagnosis or otherwise, ATTR may not in the future qualify as an orphan indication for any other product candidate we pursue.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of AG10 or other product candidates that we may identify, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of or amendment to our patents in such a way that they no longer cover AG10 or other product candidates that we may identify. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and actions taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate” has been eliminated effective January 1, 2019.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well.  The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.  The implications of the ACA, its possible repeal, replacement, or modification, and the political uncertainty surrounding these matters for our business and financial condition, if any, are not yet clear.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. However, some of these executive officers and other personnel are not our full-time employees. The risks related to our dependence upon Dr. Kumar are compounded by BridgeBio’s significant ownership percentage and Dr. Kumar’s role in our company, as well as the absence of any contract between us and Dr. Kumar for his services. If we were to lose Dr. Kumar or any of our other executives or key personnel, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. Furthermore, although we have employment offer letters with each of our executive officers other than Dr. Kumar, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, attain regulatory approval for and commercialize AG10 or other product candidates that we may identify. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2019, we had 28 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and personnel resources, we are placing significant focus on the development of our product candidate, AG10. As a result, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

As further described in Note 15, Restatement of 2018 unaudited condensed financial statements and related financial information, to the audited financial statements included in our Annual Report on Form 10-K filed on with the SEC on April 15, 2019, during the course of the audit of our annual financial statements for the fiscal year ended December 31, 2018, we discovered certain errors related to the accounting for complex debt and equity transactions. As a result, our management concluded, after discussion with our independent registered public accounting firm, Ernst & Young LLP, that we were required to restate our unaudited financial information for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, which our Audit Committee determined should no longer be relied upon. Our 2018 Annual Report includes the restatement of our unaudited financial statements for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 in Note 15 described above. If we are required to restate previously issued financial statements for any additional periods, our reputation could be impaired which could cause a loss of investor confidence and adversely materially affect our business, operating results and financial condition.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 75.5% of our voting stock as of March 31, 2019. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 61.4% of the voting power of our outstanding common stock as of March 31, 2019. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

None.

b) Use of Proceeds

Not applicable.

c)Issuer Purchases of Company Equity Securities

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	S-1/A	6/15/2018	3.2
3.2	Amended and Restated Bylaws	S-1/A	6/15/2018	3.4
4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2
10.1	Lease Amendment Number One to the Office Lease, by and between the Registrant and 101 Montgomery Street Co., dated as of November 14, 2017, dated March 27, 2019	10-K	4/15/2019	10.15
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
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

EIDOS THERAPEUTICS, INC.

Date: May 7, 2019	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Christine Siu
Christine Siu
Chief Financial Officer (Principal Financial and Accounting Officer)