Form 10-Q
period 2019-06-30
Eidos Therapeutics, Inc.
filed 2019-08-01
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 36,884,175 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$131,400	$157,147
Related party receivable	197	34
Prepaid expenses and other current assets	3,928	1,789
Total current assets	135,525	158,970
Property and equipment, net	204	209
Operating lease, right of use asset	988	—
Other assets	2,564	933
Total assets	$139,281	$160,112
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,842	$1,956
Related party payable	344	256
Lease liabilities	276	—
Accrued expenses and other current liabilities	4,027	2,577
Total current liabilities	6,489	4,789
Other liabilities	164	316
Lease liabilities, non-current	782	—
Total liabilities	7,435	5,105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 36,871,175 and 36,760,536 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively;	37	37
Additional paid-in-capital	222,865	220,240
Accumulated deficit	(91,056)	(65,270)
Total stockholders’ equity	131,846	155,007
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$139,281	$160,112

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development (includes related party expense (benefit) of ($30) and $10 for the three months ended June 30, 2019 and 2018, and $64 and $26 for the six months ended June 30, 2019 and 2018 , respectively)	$12,497	$6,195	$21,046	$11,847
General and administrative (includes related party expense of $74 and $428 for the three months ended June 30, 2019 and 2018, and $153 and $752 for the six months ended June 30, 2019 and 2018, respectively)	2,297	1,894	6,332	4,239
Total operating expenses	14,794	8,089	27,378	16,086
Loss from operations	(14,794)	(8,089)	(27,378)	(16,086)
Other income (expense), net	741	(3,292)	1,592	(4,171)
Net and comprehensive loss	(14,053)	(11,381)	(25,786)	(20,257)
Deemed dividend related to redemption feature embedded in Convertible Promissory Notes payable to stockholders	—	—	—	(6,523)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	7,436
Net loss attributable to common stockholders	$(14,053)	$(11,381)	$(25,786)	$(19,344)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(1.40)	$(0.71)	$(3.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,309,740	8,109,653	36,242,814	6,328,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Six months ended June 30, 2018 and 2019 (Unaudited)

(in thousands, except for share amounts)

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	equity
Balance—December 31, 2018	—	$—	36,760,536	$37	$220,240	$(65,270)	$155,007
Issuance of common stock upon exercise of stock options and restricted stock	—	—	50,533	—	25	—	25
Vesting of restricted stock and early exercised options	—	—	—	—	38	—	38
Stock-based compensation expense	—	—	—	—	964	—	964
Net loss and comprehensive loss	—	—	—	—	—	(11,733)	(11,733)
Balance—March 31, 2019	—	—	36,811,069	37	221,267	(77,003)	144,301
Issuance of common stock upon exercise of stock options and restricted stock	—	—	34,480	—	87	—	87
Issuance of common stock under employee stock plans	—	—	25,626	—	308	—	308
Vesting of restricted stock and early exercised options	—	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	1,166	—	1,166
Net loss and comprehensive loss	—	—	—	—	—	(14,053)	(14,053)
Balance—June 30, 2019	—	$—	36,871,175	$37	$222,865	$(91,056)	$131,846

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	equity (deficit)
Balance—December 31, 2017	12,856,325	$17,028	5,137,771	$4	$1,332	$(14,532)	$(13,196)
Issuance of Series B redeemable convertible preferred stock upon conversion of redeemable convertible promissory notes payable to stockholders	1,324,823	14,354	—	—	—	—	—
Recognition of beneficial conversion feature related to convertible promissory notes payable to stockholders	—	—			9,122		9,122
Deemed dividend related to embedded derivative liability on Convertible Promissory Notes payable to stockholders	—	—	—	—	(6,523)	—	(6,523)
Issuance of common stock to Stanford University	—	—	45,889	—	7	—	7
Issuance of common stock upon exercise of stock options and restricted stock	—	—	149,350	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $125 and fair value of redeemable convertible preferred stock tranche liability of $64	1,476,715	15,811	—	—	—	—	—
Reacquisition of beneficial conversion feature related to Convertible Promissory Notes payable to stockholders	—	—	—	—	(4,341)	(10,013)	(14,354)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	—	7,436	—	7,436
Vesting of restricted stock and early exercised options	—	—	—	—	18	—	18
Stock-based compensation expense	—	—	—	—	385	—	385
Net loss and comprehensive loss	—	—	—	—	—	(8,876)	(8,876)
Balance—March 31, 2018	15,657,863	47,193	5,333,010	4	7,436	(33,421)	(25,981)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0	4,430,162	48,000	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability upon exercise of put option to stockholders into Series B redeemable convertible preferred stock	—	694	—	—	—	—	—
Net exercise of redeemable convertible preferred stock warrant liability	—	—	206,247	—	3,506	—	3,506
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(20,088,025)	(95,887)	24,025,270	25	95,862	—	95,887
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,187,500	8	110,962	—	110,970
Vesting of restricted stock and early exercised options	—	—	—	—	22	—	22
Stock-based compensation expense	—	—	—	—	621	—	621
Net loss and comprehensive loss	—	—	—	—	—	(11,381)	(11,381)
Balance—June 30, 2018	—	$—	36,752,027	$37	$218,409	$(44,802)	$173,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(25,786)	$(20,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	24
Stock-based compensation expense	2,130	1,007
Accrued interest on Convertible Promissory Notes payable	—	48
Change in fair value of derivative liability	—	(100)
Change in fair value of redeemable convertible preferred stock tranche liabilities		630
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,628
Amortization of debt discount on Convertible Promissory Notes payable	—	963
Loss on disposal of property and equipment	7	—
Changes in assets and liabilities:
Related party receivable	(163)	46
Prepaid expenses and other current assets	(2,139)	(1,761)
Other assets	(2,619)	12
Accounts payable	(114)	1,157
Accrued expenses and other liabilities	2,431	646
Related party payable	88	159
Net cash used in operating activities	(26,132)	(14,798)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(129)
Net cash used in investing activities	(35)	(129)

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	63,875
Proceeds from issuance of Convertible Promissory Notes payable	—	10,000
Proceeds from issuance of common stock under employee stock plan	308	—
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	112	89
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	112,155
Net cash provided by financing activities	420	186,119
Net (decrease) increase in cash and cash equivalents	(25,747)	171,192
Cash and cash equivalents, beginning of period	157,147	5,497
Cash and cash equivalents, end of period	$131,400	$176,689

Supplemental disclosure of non-cash activities:
Settlement of redeemable convertible preferred stock tranche liability through issuance of preferred stock	$—	$694
Lease liability arising from the right of use asset	1,058	—
Vesting of restricted stock and early exercised options	75	34
Offering costs in accounts payable and accrued liabilities	—	1,187
Conversion of Convertible Promissory Notes payable and accrued interest into redeemable convertible preferred stock	—	14,354
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	—	95,887
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	—	3,506

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $91.1 million as of June 30, 2019. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through June 30, 2019, the Company has financed its operations through private placements of redeemable convertible preferred stock, convertible promissory notes, and an initial public offering (IPO) of common stock.

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

The Company will need to obtain additional financing in the future and may seek financing through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts for AG10 and other research and development activities. The Company may not be able to raise additional capital on terms acceptable to the Company, or at all, and any failure to raise capital as and when needed would compromise the Company’s ability to execute on our business plan and the Company may have to significantly delay, scale back, or discontinue the development of AG10 or curtail any efforts to expand the Company’s product pipeline.

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

Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future year or interim period.

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

Cash and cash equivalents

All highly-liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had cash and cash equivalents of $131.4 million and $157.1 million, respectively. The Company’s cash equivalents are invested in highly-rated money market funds.

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

Redeemable convertible preferred stock tranche liability

The Company determined that its obligations to issue additional shares of preferred stock upon the achievement of certain milestones or at the option of the respective holders of such shares represent freestanding financial instruments. These instruments were initially measured at fair value and were subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations. The liability was settled upon the issuance of Series B redeemable convertible preferred stock (Series B Preferred Stock) in May 2018.

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

The deemed dividend impacted loss available to common stockholders and earnings per share for the six months ended June 30, 2018.

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

The $7.4 million gain on extinguishment of convertible promissory notes payable impacted loss available to common stockholders and net loss per share for the six months ended June 30, 2018.

Net loss attributable to common stockholders and net loss per share

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

ROU liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and ROU assets are based on the liabilities adjusted for any prepaid or deferred rent. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed statements of operations. Variable lease payments include lease operating expenses. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. See discussion below in this Note 2 and in Note 12 for more detail on the Company's accounting policy with respect to lease accounting.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The final rule regarding stockholders’ equity was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019. The Company has provided this disclosure beginning January 1, 2019.

Recently issued accounting standards not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact that ASU 2018-07 will have on the Company’s condensed financial statements.

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

There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

Financial assets measured and recognized at fair value are as follows (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$131,400	$131,400	$—	$—
Total	$131,400	$131,400	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$157,147	$157,147	$—	$—
Total	$157,147	$157,147	$—	$—

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

There were no financial assets outside of cash equivalents in an operating account as of June 30, 2019 and December 31, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

There were no financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

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

	Six Months Ended June 30,
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

The following table sets forth a summary of the changes in the fair value of the Company’s Series B redeemable convertible preferred stock tranche liability as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Redeemable convertible preferred stock tranche liability:
Beginning balance	$—	$—
Issuance of Series B redeemable convertible preferred stock tranche liability	—	64
Change in fair value upon revaluation recognized in other income (expense), net	—	630
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of redeemable convertible preferred stock	—	(694)
Ending balance	$—	$—

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

	Six Months Ended June 30,
	2019	2018
Redeemable convertible preferred stock warrant liability:
Beginning balance	$—	$—
Issuance of redeemable convertible preferred stock warrant liability	—	878
Change in fair value upon revaluation recognized in other income (expense), net	—	2,628
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	—	(3,506)
Ending balance	$—	$—

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leasehold improvements	$86	$86
Computer equipment	110	87
Office furniture and equipment	96	96
Total Property and equipment, cost	292	269
Less: Accumulated depreciation and amortization	(88)	(60)
Total property and equipment, net	$204	$209

The Company recognized $18,000 and $33,000 of depreciation and amortization expense during the three and six months ended June 30, 2019, respectively, and $14,000 and $24,000 of depreciation and amortization expense during the three and six months ended June 30, 2018, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued research and development costs	$2,602	$2,055
Accrued employee related expenses	1,102	78
Liability for unvested stock, short-term	147	142
Accrued other current liabilities	176	302
Total accrued expenses and other current liabilities	$4,027	$2,577

As of June 30, 2019, and December 31, 2018, $164,000 and $244,000, respectively, related to the long-term liability for unvested stock were recorded in other liabilities.

Lease liabilities

Lease liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Lease liabilities	$276	$—
Lease liabilities, non-current	782	—
Total lease liabilities	$1,058	$—

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

The discounts associated with both the warrants and beneficial conversion feature were amortized to interest expense using the effective interest method through February 2019, the contractual maturity date of the Convertible Promissory Notes. During the three and six months ended June 30, 2018, the Company recognized interest expense of $0.0 million and $1.0 million, respectively.

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

The warrants associated with the Convertible Promissory Notes also became warrants to purchase 369,180 shares of the Series B Preferred Stock at an exercise price of $10.8348 per share. These warrants were net exercised upon the completion of the IPO into 206,247 shares of the Company’s common stock. During the three and six months ended June 30, 2018, the Company recognized expense associated with these warrants of $2.6 million and $2.6 million, respectively.

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio Pharma LLC and its affiliates, or BBP LLC, is a controlling stockholder in the Company, as it owned 64% and 61% of the Company’s total outstanding shares as of June 30, 2019 and December 31, 2018, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement that was effective as of May 1, 2017.

The Company incurred the following expenses under the agreement with BBP LLC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Rent	$(8)	$11	$(11)	$19
Facility	(4)	57	75	102
Consulting	56	370	153	657
	$44	$438	$217	$778

As of June 30, 2019, and December 31, 2018, the Company had outstanding receivables from BBP LLC of $0.2 million and $34,000, respectively, related to providing services to other related companies of BBP LLC. As of June 30,

2019, and December 31, 2018, the Company had outstanding liabilities due to BBP LLC of $0.3 million and $0.3 million, respectively.

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

As of June 20, 2018, in connection with the Company’s initial public offering, the ownership percentage of the Company’s stock held by Dr. Graef decreased, whereby the Company no longer considered Dr. Graef a related party.

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

As of June 20, 2018, in connection with the Company’s initial public offering, the ownership percentage of the Company’s stock held by Dr. Alhamadsheh decreased, whereby the Company no longer considered Dr. Alhamadsheh a related party.

The Company incurred the following expenses (benefit) for services under these consulting agreements and stock-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dr. Graef	$38	$38	$76	$76
Dr. Alhamadsheh	29	29	58	58
	$67	$67	$134	$134

Option award to Dr. Huh

In May 2018, our board of directors approved a grant to Dr. Huh (a member of our board of directors) of an option to purchase 83,720 shares of our common stock pursuant to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”). The option was subject to vesting in equal annual installments over three years from the grant date, subject to Dr. Huh’s continued service as a director through the applicable vesting dates. The award is subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Plan. Dr. Huh resigned from the Company’s board of directors in December 2018, at which time all options were cancelled. The Company recorded stock-based compensation expense related to these awards of $13,000 and $13,000, for the three and six months ended June 30, 2018.  For the three and six months ended June 30, 2019 the Company recorded no expense related to these awards.

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

Following the closing of the IPO, all outstanding shares of the Series Seed and Series B Preferred Stock converted into 24,025,270 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in-capital. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2019.

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

Note 9. Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	As of June 30,
	2019	2018
Options issued and outstanding	1,454,461	881,612
Options available for future grants	537,345	490,360
Employee Stock Purchase Plan shares available for future grants	104,540	143,520
Total	2,096,346	1,515,492

Stock options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2018	747,057	1,329,762	$8.55	9.40	$6,928
Options granted	(209,712)	209,712	$27.22
Options exercised	—	(85,013)	$1.32
Outstanding—June 30, 2019	537,345	1,454,461	$11.66	9.07	$28,246
Options exercisable – June 30, 2019		251,447	$6.26	8.69	$6,240
Options vested and expected to vest – June 30, 2019		1,454,461	$11.66	9.07	$28,246

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term in years	6.07	6.08	6.07	6.08
Expected volatility	72.27%	69.76%	72.31%	69.59%
Risk-free interest rate	2.07%	2.82%	2.10%	2.78%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$18.62	$7.88	$18.22	$7.50

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term in years	N/A	9.70	6.08	9.70
Expected volatility	N/A	68.31%	73.54%	68.31%
Risk-free interest rate	N/A	2.84%	2.74%	2.84%
Dividend yield	N/A	—	—	—

During the three and six months ended June 30, 2019, and 2018, the Company granted 0, 18,500, 35,880 and 35,880 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the three and six months ended June 30, 2019, and 2018 of $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively.

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

As of June 30, 2019, and December 31, 2018, 709,927 and 896,034 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $311,000 and $386,000, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$552	$443	$1,004	$621
General and administrative	614	176	1,126	386
Total stock-based compensation expense	$1,166	$619	$2,130	$1,007

As of June 30, 2019, there was $12.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.66 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(14,053)	$(11,381)	$(25,786)	$(19,344)
Denominator:
Weighted average common shares outstanding	36,834,135	8,972,945	36,801,357	7,092,069
Weighted average unvested common shares subject to repurchase	(524,395)	(863,292)	(558,543)	(763,242)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,309,740	8,109,653	36,242,814	6,328,827
Net loss per share attributable to common stockholders	$(0.39)	$(1.40)	$(0.71)	$(3.06)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the three and six months ended June 30, 2019 and 2018 because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan shares	1,475	—	1,475	—
Options to purchase common stock	1,454,461	881,612	1,454,461	881,612
Common stock subject to vesting or repurchase	490,241	831,339	490,241	831,339
Total	1,946,177	1,712,951	1,946,177	1,712,951

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

In March 2017, the Company paid Stanford an annual license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017. The Company may also be required to make future payments of up to approximately $1.0 million to Stanford upon achievement of specific intellectual property, clinical and regulatory milestone events, as well as pay royalties in the low single digits on future net sales, if any. In addition, the Company is obligated to pay Stanford a percentage of non-royalty revenue received by the Company from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. In March 2018, the Company recognized $50,000 of research and development expense in connection with the achievement of a development milestone under the Stanford agreement. In February 2019, the Company recognized $200,000 of research and development expense in connection with the achievement of a development milestone under the Stanford agreement.

During the three and six months ended June 30, 2019, and 2018, the Company recognized expense of $0.0 million, $0.2 million, $0.0 million, and $0.1 million, respectively, in connection with this agreement.

12. Commitments and contingencies

Lease arrangements

In September 2017, the Company entered into a one-year operating lease for laboratory facilities in San Francisco, California. In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $158,000 as collateral for the lease, which is included in other assets on the condensed balance sheet at June 30, 2019.

On March 27, 2019 the Company entered into an amendment to the lease dated November 14, 2017. In connection with the amendment the Company will lease 10,552 rentable square feet. The amended lease is for 87 months and have $6.4 million of payments under this lease. The commencement date of the amendment to the lease is expected to occur in August 2019.

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of our existing lease. As of June 30, 2019, total ROU assets and lease liabilities were approximately $1.0 million and $1.1 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Six Months Ended June 30, 2019
Cash payments over lease term (in thousands)	$1,175
Weighted average remaining lease term (months)	41
Weighted average discount rate (1)	6%
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

Future minimum lease payments as of June 30, 2019 are as follows (in thousands):

Operating
Year	Lease Commitments
2019 (remaining six months)	$164
2020	337
2021	347
2022	327
Total	1,175
Less imputed lease interest	(117)
Total lease liabilities	$1,058

The Company’s rent expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and $0.1 million and $0.2 million for the three and six months ended June 30, 2018. The amounts include the amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 6). Variable lease payments for operating expenses were immaterial for the three and six months ended June 30, 2019.

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

13. Income taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21%, to pre-tax income primarily due to (i) an increase in uncertain tax positions related to tax credits generated during the quarter and (ii) for the three and six months ended June 30, 2019 and 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations. If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. At December 31, 2018, the Company maintained a full valuation allowance on its net deferred tax assets. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of June 30, 2019, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

In June 2019, the Company entered into a tax sharing agreement with BridgeBio Pharma, Inc. Based on the agreement, in the case that the Company and BridgeBio Pharma, Inc. file a consolidated or combined tax return and BridgeBio Pharma, Inc. utilizes the Company’s tax attributes, BridgeBio Pharma, Inc. will pay the Company the tax benefit it takes on a “with and without” basis. Based on the current ownership structure at June 30, 2019, the Company and BridgeBio Pharma, Inc. may qualify for filing a consolidated or combined tax returns in certain tax jurisdictions.

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

We have not generated any revenue to date. Since inception, we have incurred significant operating losses. We have incurred net losses of $40.7 million during the year ended December 31, 2018, and $14.1 million and $25.8 million during the three and six months ended June 30, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $91.1 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

In June 2018, we completed our initial public offering (IPO) of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs.

As of June 30, 2019, we had $131.4 million in cash and cash equivalents.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Clinical development	$4,437	$3,093	$8,201	$4,469
Contract manufacturing	4,908	1,404	7,245	2,428
Preclinical, discovery and other research and development costs	504	302	1,196	1,518
Compensation and related personnel costs	2,529	1,270	4,186	3,199
Facility and other costs	119	126	218	233
	$12,497	$6,195	$21,046	$11,847

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

Other income (expense), net

Other income (expense), net primarily includes interest income during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, other income (expense), net primarily includes gains and losses from the remeasurement of our liabilities related to our redeemable convertible preferred stock tranche liabilities and our redeemable convertible preferred stock warrant liability. We continued to adjust these liabilities for changes in estimated fair value until the settlement of the related redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant liability. At such time, the related redeemable convertible preferred stock tranche liability was reclassified to redeemable convertible preferred stock and we no longer recorded any related periodic fair value adjustments. We continued to record adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until these were net exercised upon the completion of an IPO.

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

Comparison of the three and six months ended June 30, 2019 and 2018

Research and development expense

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
Research and development	$12,497	$6,195	6,302	102%	$21,046	$11,847	9,199	78%

Research and development expense increased by $6.3 million, or 102%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase of $4.8 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in stock-based compensation of $1.2 million, and an increase in personnel costs of $0.1 million.

Research and development expense increased by $9.2 million, or 78%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily attributable to an increase of $8.0 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in personnel costs of $0.6 million, and an increase in stock-based compensation of $0.3 million.

General and administrative expense

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
General and administrative	$2,297	$1,894	403	21%	$6,332	$4,239	2,093	49%

General and administrative expense increased by $0.4 million, or 21%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase in stock-based compensation of $0.4 million and an increase of $0.2 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, offset by a decrease in professional service fees and consulting services, primarily for financial, legal and accounting fees of $0.3 million.

General and administrative expense increased by $2.1 million, or 49%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily attributable to an increase of $0.9 million in professional service fees and consulting services, primarily for financial, legal and accounting fees, an increase in stock-based compensation of $0.7 million and an increase of $0.4 million in personnel-related expenses due to an increase in headcount to support the growth of our operations.

Other income (expense), net

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
Other income (expense), net	$741	$(3,292)	4,033	-123%	$1,592	$(4,171)	5,763	-138%

Other income (expense), net was an income of $0.7 million during the three months ended June 30, 2019, compared to an expense of $3.3 million during the three months ended June 30, 2018. The other income during the three months ended June 30, 2019 was due to the interest income related to our money market funds. The other expense during the three months ended June 30, 2018 is primarily from the revaluation of the tranche liability related to the second tranche of the Series B redeemable convertible preferred stock financings, which closed in May 2018, and the remeasurement of the warrant liability which was revalued and reclassified to equity upon the completion of the initial public offering in the amount of $2.6 million.

Other income (expense), net was an income of $1.6 million during the six months ended June 30, 2019, compared to an expense of $4.2 million during the six months ended June 30, 2018. The other income during the six months ended June 30, 2019 was due to the interest income related to our money market funds. The other expense during the six months ended June 30, 2018 is primarily from the amortization of the debt discount of $1.0 million related to the Convertible Promissory Notes payable which was converted into Series B redeemable convertible preferred stock in March 2018 and the remeasurement of the warrant liability which was revalued and reclassified to equity upon the completion of the initial public offering in the amount of $2.6 million.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of June 30, 2019, we had $131.4 million of cash and cash equivalents and an accumulated deficit of $91.1 million. In June 2018, we completed our IPO pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs paid by us.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	(26,132)	(14,798)
Net cash used in investing activities	(35)	(129)
Net cash provided by financing activities	420	186,119

Cash flows from operating activities

During the six months ended June 30, 2019, cash used in operating activities was $26.1 million and consisted primarily of a net loss of $25.8 million. Our non-cash charges of $2.1 million primarily consisted of stock-based compensation expense. The change in our net operating assets of $2.5 million was primarily due to an increase in accounts payable and accrued expenses of $2.4 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current and non-current assets of $4.8 million, due to the timing of payments and the timing of activities for which payments were made.

During the six months ended June 30, 2018, cash used in operating activities was $14.8 million, which consisted of a net loss of $20.3 million, adjusted by non-cash charges of $5.2 million and a net change of $0.3 million in our net operating assets and liabilities. Our non-cash charges of $5.2 million primarily consisted of a decrease in the value of our embedded derivative of $0.1 million, a cost of $2.6 million related to the revaluation of the redeemable convertible preferred stock warrant liability, $1.0 million for stock-based compensation expense, and the amortization of debt discount of $1.0 million. The change in our net operating assets of $0.3 million was primarily due to an increase in accounts payable and accrued expenses of $1.8 million, as a result of an increase in operating expenses and timing of payments, offset by the change in prepaid expenses and other current assets of $1.7 million, due to timing of payments and the timing of activities for which payments were made.

Cash flows from investing activities

During the six months ended June 30, 2019 and June 30, 2018, cash used in investing activities was $35,000 and $0.1 million; respectively, which consisted of our purchase of property and equipment for our office and employees.

Cash flows from financing activities

During the six months ended June 30, 2019, cash provided by financing activities was $0.4 million related to the receipt of funds from our employee stock purchase plan and the exercise of common stock options.

During the six months ended June 30, 2018, cash provided by financing activities was $186.2 million, which consisted of the receipt of funds in connection with our IPO of $112.2 million, the net proceeds from the issuance of Series B redeemable convertible preferred stock of $63.9 million, proceeds from the issuance of convertible promissory notes of $10.0 million, and $0.1 million related to the receipt of funds from the exercise of options.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report.

In March 2019, we entered into a noncancelable operating lease (the “Lease”) for approximately 10,552 square feet of space in San Francisco, California. The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be August 2019.  The Lease expires 87 months after the Rent Commencement Date. Future minimum rental payments under the Lease during the 87 month term are $6.4 million in the aggregate.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At June 30, 2019, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and six months ended June 30, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019 due to the fact that management has not fully remediated the material weakness described in our Annual Report on Form 10-K filed with the SEC on April 15, 2019.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the year ended December 31, 2018, and six months ended June 30, 2019 were $40.7 million and $25.8 million, respectively. As of June 30, 2019, we had an accumulated deficit of $91.1 million. We have not generated any revenue since our inception and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

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

Based on current business plans and assuming no financing, we believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least the next twelve months.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AG10 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, our disposition of intellectual property or other rights to our product candidates, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•

the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our ongoing and planned Phase 3 clinical trials of AG10 and potential future clinical trials;

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of negotiating, entering into and maintaining any such strategic partnerships or other arrangements. Because any decision to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions or other equity issuances. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for AG10 or any other product candidate we may identify and pursue, the terms of such approval may limit the scope and use of our product candidate. For example, if AG10 is first approved for ATTR-CM on the basis of efficacy endpoints other than for reduction in mortality or hospitalization, AG10 might be limited to a second-line claim until such data were available. Any of these events could limit the commercial potential of AG10 and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Some of the clinical trials performed to date were generated from open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of AG10 includes an open-label clinical trial extension, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
•

the approval of competing products approved for the treatment of ATTR or product candidates currently under development for ATTR, including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM in the United States and Japan (Vyndaquel only) and is approved in certain countries outside the United States for the treatment of ATTR-PN (Vyndaquel only), or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

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

We do not have a sales or marketing infrastructure and have little experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to market and sell AG10 and any other product candidates we may identify, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities for AG10 or any future product candidates with respect to selected indications or geographic territories, including territories outside the United States, although there is no guarantee we will be able to enter into these arrangements even if we intend to do so.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize AG10 or other product candidates that we may identify or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to their contractual obligations or applicable regulatory requirements and restrictions governing the sale and promotion of prescription of drug products. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of ATTR. Companies that we are aware are developing therapeutics for ATTR include large companies with significant financial resources, such as Pfizer Inc., Alnylam Pharmaceuticals Inc., Ionis Pharmaceuticals Inc./Akcea Therapeutics, Inc., Corino Therapeutics Inc./SOM Innovation Biotech, S.L., Intellia Therapeutics Inc., Arcturus Therapeutics Inc., Neurimmune Holding AG and Prothena Therapeutics plc. In particular, Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine) are approved in the United States and Japan for the treatment of ATTR-CM and which are approved in certain countries outside the United States for the treatment of ATTR-PN. AG10 will not be the first treatment on the market for ATTR-CM, and its market share may be limited. AG10 also will not be the first treatment on the market for ATTR-PN as tafamidis, patisiran, and inotersen are approved for the treatment of ATTR-PN in a variety of countries globally. In addition to competition from other companies targeting ATTR, any products we may develop may also face competition from other types of therapies.

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

We focus our research and product development on treatments for ATTR. Our projections of both the number of individuals who have a form of ATTR, as well as the subset of individuals with a form of ATTR who have the potential to benefit from treatment with AG10 or other product candidates that we may identify, are based on our beliefs and estimates, including our belief that the availability of minimally invasive diagnostics will result in increased rates of diagnosis for ATTR. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for AG10 or other product candidates that we may identify may be limited or may not be amenable to treatment with AG10 or other product candidates that we may identify, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for AG10 or other product candidates that we may identify, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, our market share could be limited by the availability of other treatments for ATTR, including Vyndamaz (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, AG10 will not be the first treatment on the market for ATTR-CM.

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

As of June 30, 2019, we had 36 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and personnel resources, we are placing significant focus on the development of our product candidate, AG10. As a result, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for AG10 or any particular future product candidate, we may relinquish valuable rights to those product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

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

Pursuant to our 2018 Stock Option and Incentive Plan, or the 2018 Plan, which became effective upon the completion of our IPO, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In June 2019, our stockholders approved an increase in the number of shares reserved for future grant under the 2018 Plan.  If our board of directors elects to further increase the number of shares available for future grant, and our stockholders approve any additional increases in the number of shares reserved under our equity incentive plans, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 75.9% of our voting stock as of June 30, 2019. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 64.1% of the voting power of our outstanding common stock as of June 30, 2019 and may further increase its ownership position in our common stock through privately negotiated purchases or purchases on the open market. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	S-1/A	6/15/2018	3.2
3.2	Amended and Restated Bylaws	S-1/A	6/15/2018	3.4
4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2
10.1#+	Amended and Restated 2018 Stock Option and Incentive Plan and form award agreements thereunder
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

EIDOS THERAPEUTICS, INC.

Date: August 1, 2019	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Christine Siu
Christine Siu
Chief Financial Officer (Principal Financial and Accounting Officer)