Form 10-Q
period 2019-09-30
Eidos Therapeutics, Inc.
filed 2019-10-31
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38533

EIDOS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3733671
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Montgomery Street, Suite 2000 San Francisco, CA	94104
101 Montgomery Street, Suite 2500 San Francisco, CA	94104
(Former address, if changed since last report)	(Former Zip Code)

Registrant’s telephone number, including area code: (415) 887-1471

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EIDX	The Nasdaq Global Select Market

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

As of October 29, 2019, the registrant had 37,496,571 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$165,822	$157,147
Related party receivable	83	34
Prepaid expenses and other current assets	5,402	1,789
Total current assets	171,307	158,970
Property and equipment, net	1,199	209
Operating lease, right of use asset	4,121	—
Other assets	2,267	933
Total assets	$178,894	$160,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,567	$1,956
Related party payable	372	256
Lease liabilities	471	—
Accrued expenses and other current liabilities	5,665	2,577
Total current liabilities	10,075	4,789
Other liabilities	129	316
Lease liabilities, non-current	4,736	—
Total liabilities	14,940	5,105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 37,496,571 and 36,760,536 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	38	37
Additional paid-in-capital	248,041	220,240
Accumulated deficit	(84,125)	(65,270)
Total stockholders’ equity	163,954	155,007
Total liabilities and stockholders' equity	$178,894	$160,112

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
License revenue	$26,691	$—	$26,691	$—
Operating costs and expenses:
Cost of license revenue	2,500	—	2,500	—
Research and development (includes related party expense (benefit) of ($76) and ($26) for the three months ended September 30, 2019 and 2018, and ($11) and $1 for the nine months ended September 30, 2019 and 2018, respectively)	11,987	8,369	33,033	20,216
General and administrative (includes related party expense of $297 and $202 for the three months ended September 30, 2019 and 2018, and $450 and $946 for the nine months ended September 30, 2019 and 2018, respectively)	5,953	2,619	12,285	6,858
Total operating expenses	20,440	10,988	47,818	27,074
Income (loss) from operations	6,251	(10,988)	(21,127)	(27,074)
Other income (expense), net	680	374	2,272	(3,797)
Net and comprehensive income (loss)	6,931	(10,614)	(18,855)	(30,871)
Deemed dividend related to redemption feature embedded in Convertible Promissory Notes payable to stockholders	—	—	—	(6,523)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	7,436
Net income (loss) attributable to common stock for basic and diluted net income (loss) per share	$6,931	$(10,614)	$(18,855)	$(29,958)
Net income (loss) per share attributable to common stockholders, basic	$0.19	$(0.30)	$(0.52)	$(1.83)
Net income (loss) per share attributable to common stockholders, diluted	$0.18	$(0.30)	$(0.52)	$(1.83)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	36,581,786	35,965,790	36,356,675	16,361,349
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	37,710,734	35,965,790	36,356,675	16,361,349

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine months ended September 30, 2019 (Unaudited)

(in thousands, except for share amounts)

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	equity
Balance—December 31, 2018	—	$—	36,760,536	$37	$220,240	$(65,270)	$155,007
Issuance of common stock upon exercise of stock options and restricted stock	—	—	50,533	—	25	—	25
Vesting of restricted stock and early exercised options	—	—	—	—	38	—	38
Stock-based compensation expense	—	—	—	—	964	—	964
Net loss and comprehensive loss	—	—	—	—	—	(11,733)	(11,733)
Balance—March 31, 2019	—	—	36,811,069	37	221,267	(77,003)	144,301
Issuance of common stock upon exercise of stock options and restricted stock	—	—	34,480	—	87	—	87
Issuance of common stock under employee stock plans	—	—	25,626	—	308	—	308
Vesting of restricted stock and early exercised options	—	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	1,166	—	1,166
Net loss and comprehensive loss	—	—	—	—	—	(14,053)	(14,053)
Balance—June 30, 2019	—	—	36,871,175	37	222,865	(91,056)	131,846
Issuance of common stock upon exercise of stock options and restricted stock	—	—	69,223	—	236	—	236
Issuance of common stock under Alexion stock purchase agreement			556,173	1	23,308		23,309
Vesting of restricted stock and early exercised options	—	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	1,595	—	1,595
Net income and comprehensive income	—	—	—	—	—	6,931	6,931
Balance—September 30, 2019	—	$—	37,496,571	$38	$248,041	$(84,125)	$163,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine months ended September 30, 2018 (Unaudited)

(in thousands, except for share amounts)

	Redeemable
	convertible				Additional		Total
	preferred stock		Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	Share	Amount	capital	deficit	equity (deficit)
Balance—December 31, 2017	12,856,325	$17,028	5,137,771	$4	$1,332	$(14,532)	$(13,196)
Issuance of Series B redeemable convertible preferred stock upon conversion of redeemable convertible promissory notes payable to stockholders	1,324,823	14,354	—	—	—	—	—
Recognition of beneficial conversion feature related to convertible promissory notes payable to stockholders	—	—			9,122		9,122
Deemed dividend related to embedded derivative liability on Convertible Promissory Notes payable to stockholders	—	—	—	—	(6,523)	—	(6,523)
Issuance of common stock to Stanford University	—	—	45,889	—	7	—	7
Issuance of common stock upon exercise of stock options and restricted stock	—	—	149,350	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $125 and fair value of redeemable convertible preferred stock tranche liability of $64	1,476,715	15,811	—	—	—	—	—
Reacquisition of beneficial conversion feature related to Convertible Promissory Notes payable to stockholders	—	—	—	—	(4,341)	(10,013)	(14,354)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	—	7,436	—	7,436
Vesting of restricted stock and early exercised options	—	—	—	—	18	—	18
Stock-based compensation expense	—	—	—	—	385	—	385
Net loss and comprehensive loss	—	—	—	—	—	(8,876)	(8,876)
Balance—March 31, 2018	15,657,863	47,193	5,333,010	4	7,436	(33,421)	(25,981)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0	4,430,162	48,000	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability upon exercise of put option to stockholders into Series B redeemable convertible preferred stock	—	694	—	—	—	—	—
Net exercise of redeemable convertible preferred stock warrant liability	—	—	206,247	—	3,506	—	3,506
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(20,088,025)	(95,887)	24,025,270	25	95,862	—	95,887
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,187,500	8	110,962	—	110,970
Vesting of restricted stock and early exercised options	—	—	—	—	22	—	22
Stock-based compensation expense	—	—	—	—	621	—	621
Net loss and comprehensive loss	—	—	—	—	—	(11,381)	(11,381)
Balance—June 30, 2018	—	—	36,752,027	37	218,409	(44,802)	173,644
Repurchase of early exercised stock options	—	—	(40,366)	—	—	—	—
Vesting of restricted stock and early exercised options	—	—	—	—	94	—	94
Stock-based compensation expense	—	—	—	—	692	—	692
Net loss and comprehensive loss	—	—	—	—	—	(10,612)	(10,612)
Balance—September 30, 2018	—	$—	36,711,661	$37	$219,195	$(55,414)	$163,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(18,855)	$(30,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	40
Stock-based compensation expense	3,725	1,701
Accrued interest on Convertible Promissory Notes payable	—	48
Change in fair value of derivative liability	—	(100)
Change in fair value of redeemable convertible preferred stock tranche liabilities	—	630
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,628
Amortization of debt discount on Convertible Promissory Notes payable	—	963
Loss on disposal of property and equipment	63	—
Gain on extinguishment of leasehold liability	(69)
Changes in assets and liabilities:
Related party receivable	(49)	38
Prepaid expenses and other current assets	(3,614)	(2,764)
Other assets	(5,454)	18
Accounts payable	1,611	1,852
Accrued expenses and other liabilities	7,330	2,278
Related party payable	116	(166)
Net cash used in operating activities	(15,143)	(23,705)

Cash Flows From Investing Activities:
Purchase of property and equipment	(147)	(144)
Net cash used in investing activities	(147)	(144)

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	63,875
Proceeds from issuance of Convertible Promissory Notes payable	—	10,000
Proceeds from issuance of common stock under employee stock plan	308	—
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	348	75
Proceeds from issuance of common stock to Alexion	23,309	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	110,970
Net cash provided by financing activities	23,965	184,920
Net increase in cash and cash equivalents	8,675	161,071
Cash and cash equivalents, beginning of period	157,147	5,497
Cash and cash equivalents, end of period	$165,822	$166,568

Supplemental disclosure of non-cash activities:
Settlement of redeemable convertible preferred stock tranche liability through issuance of preferred stock	$—	$694
Lease liability arising from the right of use asset	5,155	—
Vesting of restricted stock and early exercised options	112	135
Conversion of Convertible Promissory Notes payable and accrued interest into redeemable convertible preferred stock	—	14,354
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	—	95,887
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	—	3,506
Tenant improvements paid by landlord	959	—

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $84.1 million as of September 30, 2019. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through September 30, 2019, the Company has financed its operations through private placements of redeemable convertible preferred stock, convertible promissory notes, an initial public offering (IPO) of common stock, and a licensing agreement with a third-party.

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

On September 9, 2019, the Company entered into a license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop and commercialize the Company’s product candidate, AG10 in Japan.  Under the terms of the license agreement, the Company has granted Alexion an exclusive license to certain of the Company’s intellectual property rights to develop, manufacture, and commercialize AG10 in Japan. In consideration for the license grant, the Company received an upfront nonrefundable payment of $25.0 million.  Under the terms of the license agreement, the Company is entitled to receive an additional one-time nonrefundable payment of $30.0 million subject to the achievement of a regulatory milestone and royalties in the low double-digits on net sales by Alexion of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into the market.

Additionally, on September 9, 2019, the Company and Alexion entered into a Stock Purchase Agreement wherein the Company has agreed to sell to Alexion 556,173 shares of the Company’s common stock, par value $0.001 per share, for aggregate cash proceeds of approximately $25.0 million.

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

Note 2. Summary of significant accounting policies

Basis of preparation

These unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These unaudited condensed financial statements include transactions with BridgeBio Pharma LLC and its affiliates (“BBP LLC”), a controlling stockholder in the Company. Upon the closing of the BBP LLC IPO on July 1, 2019, all unitholders of BridgeBio Pharma LLC exchanged their units for shares of common stock of BridgeBio Pharma, Inc.(“BridgeBio” or “BBP, Inc.”), and BridgeBio Pharma LLC became a wholly-owned subsidiary of BBP, Inc. (the “Reorganization”). As the sole managing member, BBP, Inc. will operate and control all of BridgeBio Pharma LLC’s businesses and affairs after the Reorganization.

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

Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future year or interim period.

The accompanying unaudited interim condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2019.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition, including deductions from revenues (cost of license revenues), the period of performance, identification of deliverables and evaluation of regulatory and royalty milestones with respect to our license agreement, the fair value of the redemption feature embedded derivative liability, the fair value of the redeemable convertible preferred stock tranche liability, the fair value of the redeemable convertible preferred stock warrant liability, the fair value of the Company’s common stock, stock-based compensation, the useful lives of fixed assets, accruals for research and development activities, and income taxes. Management bases its estimates on historical experience and on other relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. All the Company’s funds are held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Cash and cash equivalents

All highly-liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had cash and cash equivalents of $165.8 million and $157.1 million, respectively. The Company’s cash equivalents are invested in highly-rated money market funds.

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

Redeemable convertible preferred stock tranche liability

The Company determined that its obligations to issue additional shares of preferred stock upon the achievement of certain milestones or at the option of the respective holders of such shares represent freestanding financial instruments. These instruments were initially measured at fair value and were subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations. The liability was settled upon the issuance of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) in May 2018.

Embedded derivative liability and deemed dividend

The Company determined that the automatic conversion of the notes payable issued in February 2018 pursuant to the Note and Warrant Purchase Agreement with BBP LLC and the Board of Trustees of the Leland Stanford Junior University, or Stanford, (the Convertible Promissory Notes) into new shares of preferred stock at 70% of the issuance price of such shares upon the closing of a qualified financing was an embedded derivative liability to be measured at fair value. As this instrument was issued to stockholders, the Company treated the initial recognition as a deemed dividend included in additional paid-in-capital at its fair value of $6.5 million. The embedded derivative liability was subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations. The embedded derivative liability balance was settled upon the conversion of the convertible promissory notes into Series B Preferred Stock in March 2018.

The deemed dividend impacted loss available to common stockholders and earnings per share for the nine months ended September 30, 2018.

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

The $7.4 million gain on extinguishment of convertible promissory notes payable impacted loss available to common stockholders and net loss per share for the nine months ended September 30, 2018.

Net income (loss) attributable to common stockholders and net income (loss) per share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders, taking into account the deemed dividend and gain on extinguishment of Convertible Promissory Notes payable, by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and without consideration for potentially dilutive securities. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, if dilutive. Dilutive potential common shares include outstanding stock options and Employee Stock Purchase Plan (“ESPP”) contributions.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine the appropriate revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and identifies, as a performance obligation, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Contract Revenues from License Agreements

In the normal course of business, the Company conducts research and development programs independently pursuant to which the Company may license certain rights of the Company’s intellectual property to third parties. The terms of these arrangements typically include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; product supply services; and royalties on net sales of licensed products.

Upfront license fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company uses judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and commercial or launch events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved.

The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which the Company will recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of contract revenues from collaborations during the period of adjustment.

Product supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company will assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the Company will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as deferred revenue when due and payable, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 11) corresponding to the recognition of license revenue from Alexion.  Cost of license revenue does not include any allocated overhead costs.

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

There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

Financial assets measured and recognized at fair value are as follows (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$165,822	$165,822	$—	$—
Total	$165,822	$165,822	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$157,147	$157,147	$—	$—
Total	$157,147	$157,147	$—	$—

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

There were no financial assets outside of cash equivalents in an operating account as of September 30, 2019 and December 31, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

There were no financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
	2019	2018
Redeemable convertible preferred stock warrant liability:
Beginning balance	$—	$—
Issuance of redeemable convertible preferred stock warrant liability	—	878
Change in fair value upon revaluation recognized in other income (expense), net	—	2,628
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	—	(3,506)
Ending balance	$—	$—

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leasehold improvements	$1,058	$86
Computer equipment	123	87
Office furniture and equipment	96	96
Total Property and equipment, cost	1,277	269
Less: Accumulated depreciation and amortization	(78)	(60)
Total property and equipment, net	$1,199	$209

The Company recognized $20,000 and $53,000 of depreciation and amortization expense during the three and nine months ended September 30, 2019, respectively, and $16,000 and $40,000 of depreciation and amortization expense during the three and nine months ended September 30, 2018, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued research and development costs	$3,207	$2,055
Accrued employee related expenses	1,416	78
Liability for unvested stock, short-term	145	142
Accrued other current liabilities	897	302
Total accrued expenses and other current liabilities	$5,665	$2,577

As of September 30, 2019, and December 31, 2018, $129,000 and $244,000, respectively, related to the long-term liability for unvested stock were recorded in other liabilities.

Lease liabilities

Lease liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Lease liabilities	$471	$—
Lease liabilities, non-current	4,736	—
Total lease liabilities	$5,207	$—

Note 5. Convertible promissory notes

In February 2018, the Company entered into a Note and Warrant Purchase Agreement with BBP LLC and Stanford (the “Convertible Promissory Notes”). The Company issued two Convertible Promissory Notes in an aggregate principal amount of $10.0 million. The Convertible Promissory Notes had a maturity date of the earliest of a qualified financing, a deemed liquidation event, a qualified initial public offering, or February 2019. The Convertible Promissory Notes had an annual interest rate of 5.0%. The Convertible Promissory Notes were convertible into future preferred stock at a 30% discount to the price paid by investors in the Company’s next preferred equity financing of at least $10.0 million or convertible into common stock at the price per share in an IPO with aggregate proceeds of at least $30.0 million.

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

The discounts associated with both the warrants and beneficial conversion feature were amortized to interest expense using the effective interest method through February 2019, the contractual maturity date of the Convertible Promissory Notes. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $0.0 million and $1.0 million, respectively.

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

Upon completion of the Series B Preferred Stock financing in March 2018, the Convertible Promissory Notes were redeemed under their qualified financing redemption feature whereby the aggregate of the outstanding principal and accrued interest balance of the Convertible Promissory Notes of $10.0 million was converted into 1,324,823 shares of Series B Preferred Stock at a conversion price of $7.5844 per share resulting in issuance of $14.4 million of Series B Preferred Stock. The redemption of the Convertible Promissory Notes was accounted for as a debt extinguishment, which resulted in a gain of $7.4 million. The extinguishment gain was recognized in equity and included the reacquisition of the beneficial conversion feature which was measured using the intrinsic value of the conversion option at the extinguishment date of $14.4 million and the settlement of the embedded derivative liability of $6.5 million. This gain was recorded in additional paid-in-capital since the holders of the Convertible Promissory Notes were stockholders and the arrangement was considered a capital transaction.

The warrants associated with the Convertible Promissory Notes also became warrants to purchase 369,180 shares of the Series B Preferred Stock at an exercise price of $10.8348 per share. These warrants were net exercised upon the completion of the IPO into 206,247 shares of the Company’s common stock. During the three and nine months ended September 30, 2018, the Company recognized expense associated with these warrants of $2.6 million and $2.6 million, respectively.

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio through its ownership of BBP LLC, is a controlling stockholder in the Company, as it owned 65.5% and 61.0% of the Company’s total outstanding shares as of September 30, 2019 and December 31, 2018, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement that was effective as of May 1, 2017.

The Company incurred the following benefits and expenses under the agreement with BBP LLC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Rent	$(5)	$14	$(16)	$34
Facility	(11)	17	64	119
Consulting	237	146	391	794
	$221	$177	$439	$947

As of September 30, 2019, and December 31, 2018, the Company had outstanding receivables from BBP LLC of $83,000 and $34,000, respectively, related to providing services to other related companies of BBP LLC. As of September 30, 2019, and December 31, 2018, the Company had outstanding liabilities due to BBP LLC of $0.4 million and $0.2 million, respectively.

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

The Company incurred the following expenses for services under these consulting agreements and stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dr. Graef	$38	$38	$114	$114
Dr. Alhamadsheh	29	29	87	87
	$67	$67	$201	$201

Option award to Dr. Huh

In May 2018, our board of directors approved a grant to Dr. Huh (a member of our board of directors) of an option to purchase 83,720 shares of our common stock pursuant to the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”). The option was subject to vesting in equal annual installments over three years from the grant date, subject to Dr. Huh’s continued service as a director through the applicable vesting dates. The award is subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Plan. Dr. Huh resigned from the Company’s board of directors in December 2018, at which time all options were cancelled. The Company recorded stock-based compensation expense related to these awards of $75,000 and $85,000, for the three and nine months ended September 30, 2018.  For the three and nine months ended September 30, 2019 the Company recorded no expense related to these awards.

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

Following the closing of the IPO, all outstanding shares of the Series Seed and Series B Preferred Stock converted into 24,025,270 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in-capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2019.

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

Note 9. Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	As of September 30,
	2019	2018
Options issued and outstanding	1,435,668	1,041,334
Options available for future grants	486,915	371,004
Employee Stock Purchase Plan shares available for future grants	104,540	143,520
Total	2,027,123	1,555,858

Stock options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2018	747,057	1,329,762	$8.55	9.40	$6,928
Options granted	(313,712)	313,712	$30.29
Options exercised	—	(154,236)	$2.26
Options cancelled	53,570	(53,570)	$7.24
Outstanding—September 30, 2019	486,915	1,435,668	$14.02	8.92	$31,513
Options exercisable – September 30, 2019		238,717	$7.17	8.46	$6,876
Options vested and expected to vest – September 30, 2019		1,435,668	$14.02	8.92	$31,513

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term in years	6.08	6.09	6.07	6.08
Expected volatility	71.88%	74.47%	72.16%	70.88%
Risk-free interest rate	1.83%	2.80%	2.00%	2.79%
Dividend yield		—		—
Weighted average fair value of share-based awards granted	$23.53	$11.79	$20.09	$8.38

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term in years	N/A	9.45	6.09	9.45
Expected volatility	N/A	74.42%	73.67%	74.42%
Risk-free interest rate	N/A	3.04%	2.52%	3.04%
Dividend yield	N/A	—	—	—

During the three and nine months ended September 30, 2019, and 2018, the Company granted 0, 18,500, 0 and 35,880 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the three and nine months ended September 30, 2019, and 2018 of $35,000, $0.1 million, $(0.1) million, and $0.1 million, respectively.

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

As of September 30, 2019, and December 31, 2018, 617,184 and 896,034 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $274,000 and $386,000, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$626	$251	$1,630	$872
General and administrative	969	443	2,095	829
Total stock-based compensation expense	$1,595	$694	$3,725	$1,701

As of September 30, 2019, there was $13.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

10. Net income (loss) per share

The basic and diluted net income per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stock for basic and diluted net income (loss) per share	$6,931	$(10,614)	$(18,855)	$(29,958)

Weighted average common shares outstanding	37,037,880	36,729,210	36,881,063	17,079,678
Weighted average unvested common shares subject to repurchase	(456,094)	(763,420)	(524,388)	(718,329)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	36,581,786	35,965,790	36,356,675	16,361,349
Dilutive Securities:
Outstanding stock options	1,128,042	—	—	—
ESPP contributions	906	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	37,710,734	35,965,790	36,356,675	16,361,349

Net income (loss) per share attributable to common stockholders, basic	$0.19	$(0.30)	$(0.52)	$(1.83)
Net income (loss) per share attributable to common stockholders, diluted	$0.18	$(0.30)	$(0.52)	$(1.83)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the three and nine months ended September 30, 2019 and 2018 because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan shares	357	13,110	4,859	13,110
Options to purchase common stock	225,364	1,041,334	1,435,666	1,041,334
Common stock subject to vesting or repurchase	—	988,238	421,917	988,238
Total	225,721	2,042,682	1,862,442	2,042,682

11. License agreements

Alexion License Agreement

In September 2019, the Company entered into an exclusive license agreement with Alexion to develop, manufacture and commercialize the compound known as AG10 and any of its various chemical forms and any pharmaceutical products containing AG10 in Japan. Under the agreement, the Company received an upfront nonrefundable payment of $25.0 million.

The Company also entered into a stock purchase agreement with Alexion, under which the Company sold to Alexion 556,173 shares of the Company’s common stock  at a price per share of $44.95,  for an aggregate purchase price of approximately $25.0 million.  The excess of the purchase price over the value of the Company’s shares, determined based on the closing price of a share of the Company’s common stock of $41.91 as reported on The Nasdaq Global Select Market as of the date of execution, was $1.7 million and recognized in revenue as part of the upfront payment as discussed below.

The Company is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones.  The Company will also receive low double-digit royalty payments based on net sales of AG10 in Japan.  The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into market.  The Company is also in discussions with Alexion on a supply agreement that has not yet been finalized as of the period ending September 30, 2019.

The Company accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, the Company will enter into clinical and commercial supply agreements for the licensed territory. The Company determined that the optional right to future products under these supply agreements is not considered to represent a material right. The Company recognized the $25.0 million upfront fee and $1.7 million premium paid for the Company’s stock of for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. The Company determined that the license was a right to use the Company’s intellectual property and as of the effective date, the Company had provided all necessary information to Alexion to benefit from the license and the license term had begun.

The Company considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. The Company excluded the regulatory milestones from the transaction price as of September 30, 2019 because the Company determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of the Company’s control. As the sales-based royalties are all related to the license of the IP, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Additionally, during the three and nine months ended September 30, 2019, the Company recognized $26.7 million and $26.7 million, respectively, in revenues related to the license agreement.

Acquired license

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

During the three and nine months ended September 30, 2019, and 2018, the Company recognized milestone related expense of $0.0 million, $0.2 million, $0.0 million, and $0.1 million, respectively, in connection with this agreement.

Under the license agreement with Stanford, the Company will pay Stanford a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford.  During the three and nine months ended September 30, 2019, the Company recognized expense of $2.5 million related to the Alexion license agreement recorded as cost of license revenue.

12. Commitments and contingencies

Lease arrangements

In September 2017, the Company entered into a one-year operating lease for laboratory facilities in San Francisco, California. In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $158,000 as collateral for the lease, which is included in non-current assets on the condensed balance sheet at September 30, 2019.

On March 27, 2019 the Company entered into an amendment to the lease dated November 14, 2017 and the new lease commenced in August 2019. In connection with the amendment the Company leases 10,552 rentable square feet. The amended lease is for 87 months and has $6.4 million of payments under this lease.

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of the Company’s prior lease. Upon the commencement of the amended lease, the Company recognized $56,000 in tenant improvements from the prior lease as expense, a gain on extinguishment of the previous lease liability of $69,000, and wrote-off the total ROU assets and lease liabilities of $1.0 million and $1.0 million, respectively.  As of September 30, 2019, total ROU assets and lease liabilities per the amended lease were approximately $4.1 million and $5.2 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Nine Months Ended September 30, 2019
Cash payments over lease term (in thousands)	$6,435,399
Weighted average remaining lease term (months)	85
Weighted average discount rate (1)	6%
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

Future minimum lease payments as of September 30, 2019 are as follows (in thousands):

Operating
Year	Lease Commitments
2019 (remaining three months)	$139
2020	844
2021	869
2022	895
2023	922
Thereafter	2,766
Total	6,435
Less imputed lease interest	(1,228)
Total lease liabilities	$5,207

The Company’s rent expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2018. The amounts include the amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 6). Variable lease payments for operating expenses were immaterial for the three and nine months ended September 30, 2019.

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

13. Income taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21%, to pre-tax income primarily due to (i) an increase in uncertain tax positions related to tax credits generated during the quarter and (ii) for the three and nine months ended September 30, 2019 and 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations. If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. At December 31, 2018, the Company maintained a full valuation allowance on its net deferred tax assets. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of September 30, 2019, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

In June 2019, the Company entered into a tax sharing agreement with BridgeBio Pharma, Inc. Based on the agreement, in the case that the Company and BridgeBio Pharma, Inc. file a consolidated or combined tax return and BridgeBio Pharma, Inc. utilizes the Company’s tax attributes, BridgeBio Pharma, Inc. will pay the Company the tax benefit it takes on a “with and without” basis. Based on the current ownership structure at September 30, 2019, the Company and BridgeBio Pharma, Inc. may qualify for filing a consolidated or combined tax returns in certain tax jurisdictions.

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

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and general and administrative support for these operations. We have funded our operations to date primarily from the issuance and sale of shares of common stock, redeemable convertible preferred stock, notes convertible into shares of redeemable convertible preferred stock and licensing arrangements.

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

Although we reported net income of $6.9 million for the three months ended September 30, 2019, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are otherwise unable to accurately predict the extent of long-range future profits or losses. Excluding the three months ended September 30, 2019, our research and development expenditures and general and administrative expenses have exceeded our revenues for each fiscal year.  We have incurred net losses of $40.7 million during the year ended December 31, 2018, and $18.9 million during the nine months ended September 30, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $84.1 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

In June 2018, we completed our initial public offering (IPO) of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs.

In September 2019, we entered into a license agreement (the “License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop and commercialize the Company’s product candidate, AG10, in Japan. Additionally, in September 2019, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Alexion, pursuant to which we sold to Alexion 556,173 shares of our common stock, for aggregate cash proceeds of $25.0 million. Under the terms of the License Agreement, we granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize AG10 in Japan. In consideration for the license grant, we were entitled to receive an upfront payment of $25 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, we are entitled to receive royalties in the low double-digits on net sales by Alexion of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into the market.

As of September 30, 2019, we had $165.8 million in cash and cash equivalents.

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

Financial operations overview

Revenue

License revenue consists of consideration earned for performance obligations satisfied pursuant to our License Agreement.  We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidate. On September 9, 2019, we entered into a license agreement with Alexion. In consideration for the license grant, we received an upfront nonrefundable payment of $25.0 million. Additionally, on September 9, 2019, we entered into a Stock Purchase Agreement with Alexion wherein we agreed to sell to Alexion 556,173 shares of the Company’s common stock, par value $0.001 per share, for aggregate cash proceeds of approximately $25.0 million.

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 11) corresponding to the recognition of license revenue from Alexion.  Cost of license revenue does not include any allocated overhead costs.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Clinical development	$4,602	$3,808	$12,803	$8,277
Contract manufacturing	3,231	2,106	10,476	4,534
Preclinical, discovery and other research and development costs	1,342	1,305	2,538	2,823
Compensation and related personnel costs	2,599	1,065	6,785	4,264
Facility and other costs	213	85	431	318
	$11,987	$8,369	$33,033	$20,216

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

Other income (expense), net

Other income (expense), net primarily includes interest income during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, other income (expense), net primarily includes gains and losses from the remeasurement of our liabilities related to our redeemable convertible preferred stock tranche liabilities and our redeemable convertible preferred stock warrant liability. We continued to adjust these liabilities for changes in estimated fair value until the settlement of the related redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant liability. At such time, the related redeemable convertible preferred stock tranche liability was reclassified to redeemable convertible preferred stock and we no longer recorded any related periodic fair value adjustments. We continued to record adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until these were net exercised upon the completion of the IPO.

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

Comparison of the three and nine months ended September 30, 2019 and 2018

License revenue

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
License revenue	$26,691	$—	26,691	100%	$26,691	$—	26,691	100%

License revenue was $26.7 million for the quarter ended September 30, 2019, and there was no revenue for the quarter ended September 30, 2018.  The increase in license revenue was entirely attributable to revenue recognized related to the Alexion License Agreement for which performance obligations were satisfied.

Cost of license revenue

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
Cost of license revenue	$2,500	$—	2,500	100%	$2,500	$—	—	100%

Cost of license revenue was $2.5 million for the quarter ended September 30, 2019, and there was no cost of license revenue for the quarter ended September 30, 2018.  The increase in cost of license revenue was related to the obligations under the Stanford license agreement, whereby we are required to pay a portion of license fees received.

Research and development expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
Research and development	$11,987	$8,369	3,618	43%	$33,033	$20,216	12,817	63%

Research and development expense increased by $3.6 million, or 43%, during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily attributable to an increase of $2.0 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in personnel costs of $1.2 million, and an increase in stock-based compensation of $0.4 million.

Research and development expense increased by $12.8 million, or 63%, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase of $10.2 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in personnel costs of $1.8 million, and an increase in stock-based compensation of $0.8 million.

General and administrative expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
General and administrative	$5,953	$2,619	3,334	127%	$12,285	$6,858	5,427	79%

General and administrative expense increased by $3.3 million, or 127%, during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily attributable to an increase of $2.3 million in professional service fees and consulting services, primarily from one-time charges of $1.8 million related to financial, legal and accounting fees, an increase of $0.5 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, and an increase in stock-based compensation of $0.5 million.

General and administrative expense increased by $5.4 million, or 79%, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase of $3.1 million in professional service fees and consulting services, primarily from one-time charges of $1.8 million related to financial, legal and accounting fees, an increase of $1.4 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, and an increase in stock-based compensation of $1.3 million.

Other income (expense), net

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2019	2018	$	%	2019	2018	$	%
Other income (expense), net	$680	$374	306	82%	$2,272	$(3,797)	6,069	-160%

Other income (expense), net was an income of $0.7 million during the three months ended September 30, 2019, compared to an income of $0.4 million during the three months ended September 30, 2018. The increase in other income during the three months ended September 30, 2019 was due to the interest income related to our higher balance of money market funds.

Other income (expense), net was an income of $2.3 million during the nine months ended September 30, 2019, compared to an expense of $3.8 million during the nine months ended September 30, 2018. The other income during the nine months ended September 30, 2019 was due to the interest income related to our money market funds. The other expense during the nine months ended September 30, 2018 is primarily from the amortization of the debt discount of $1.0 million related to the Convertible Promissory Notes payable which was converted into Series B redeemable convertible preferred stock in March 2018 and the remeasurement of the warrant liability which was revalued and reclassified to equity upon the completion of the initial public offering in the amount of $2.6 million.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  There were no significant changes to our critical accounting policies disclosed in our audited financial statements as of December 31, 2018 other than the adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) as described in Note 2 of the financial statements included in this report. We believe that the accounting policies discussed are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of September 30, 2019, we had $165.8 million of cash and cash equivalents and an accumulated deficit of $84.1 million. In June 2018, we completed our IPO pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs paid by us. In September 2019, we received $50.0 million in aggregate cash proceeds from Alexion upon the execution of the License Agreement and Stock Purchase Agreement.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(15,143)	$(23,705)
Net cash used in investing activities	$(147)	$(144)
Net cash provided by financing activities	$23,965	$184,920

Cash flows from operating activities

During the nine months ended September 30, 2019, cash used in operating activities was $15.1 million and consisted primarily of a net loss of $18.9 million. Our non-cash charges of $3.8 million primarily consisted of stock-based compensation expense. The change in our net operating assets of ($0.1) million was primarily due to a reduction of prepaid expenses and other current and non-current assets of $4.9 million, due to the timing of payments and the timing of activities for which payments were made offset by the increase in accounts payable and accrued expenses of $4.7 million, as a result of an increase in operating expenses and timing of payments.

During the nine months ended September 30, 2018, cash used in operating activities was $23.7 million, which consisted of a net loss of $30.9 million, adjusted by non-cash charges of $5.9 million and a net change of $1.3 million in our net operating assets and liabilities. Our non-cash charges of $5.9 million primarily consisted of a cost of $2.6 million related to the revaluation of the redeemable convertible preferred stock warrant liability, change of $0.6 million in fair value of the redeemable convertible preferred stock tranche liabilities, $1.7 million for stock-based compensation expense, and the amortization of debt discount of $1.0 million. The change in our net operating assets of $1.3 million was primarily due to an increase in accounts payable and accrued expenses of $4.1 million, as a result of an increase in operating expenses and timing of payments, offset by the change in prepaid expenses and other current assets of $2.8 million, due to timing of payments and the timing of activities for which payments were made.

Cash flows from investing activities

During the nine months ended September 30, 2019 and September 30, 2018, cash used in investing activities was $0.1 million and $0.1 million; respectively, which consisted of our purchase of property and equipment for our office and employees.

Cash flows from financing activities

During the nine months ended September 30, 2019, cash provided by financing activities was $24.0 million; which consisted of $23.3 million related to the issuance of common stock to Alexion and $0.7 million due to the issuance of the receipt of funds from our employee stock purchase plan and the exercise of common stock options

During the nine months ended September 30, 2018, cash provided by financing activities was $184.9 million, which consisted of the receipt of funds in connection with our IPO of $111.0 million, the net proceeds from the issuance of Series B redeemable convertible preferred stock of $63.9 million, proceeds from the issuance of convertible promissory notes of $10.0 million, and $0.1 million related to the receipt of funds from the exercise of options.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report.

In March 2019, we entered into a noncancelable operating lease (the “Lease”) for approximately 10,552 square feet of space in San Francisco, California. The commencement date of the Lease was on August 2019.  The Lease expires 87 months after the commencement date. Future minimum rental payments under the Lease during the 87 month term are $6.4 million in the aggregate.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At September 30, 2019, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and nine months ended September 30, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019 due to the fact that management has not fully remediated the material weakness described in our Annual Report on Form 10-K filed with the SEC on April 15, 2019.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the year ended December 31, 2018, and nine months ended September 30, 2019 were $40.7 million and $18.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $84.1 million. We have not generated any revenue from product sales since our inception and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our existing or future collaborators’ clinical trials or the development of AG10 or other product candidates that we may identify. Even if AG10 or any future product candidate that we may identify is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

•	the progress, timing and results of our ongoing Phase 2 open-label extension and our ongoing and planned Phase 3 clinical trials of AG10;
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

Any inability to successfully initiate or complete clinical trials on a timely basis, or at all, could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to AG10 or other product candidates that we may identify, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize AG10 or other product candidates that we may identify and may harm our business and results of operations.

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

If we engage in acquisitions or strategic partnerships for additional assets or programs, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships for additional assets or programs in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any such acquisition or strategic partnership may entail numerous risks, including:

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

We are dependent upon our license agreement with Alexion for the development and eventual commercialization of AG10 in Japan. If this collaboration is unsuccessful or is terminated, we may be unable to commercialize AG10 in Japan and we will not receive additional funding from this relationship.

We depend upon our license agreement (the “License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) for the clinical development and commercialization of AG10 in Japan. While Alexion is responsible for various research and development activities under the License Agreement and with respect to the commercialization of AG10 in Japan, our ability to benefit from Alexion’s development and commercialization activities and to receive future payments under the License Agreement will depend upon the ability and willingness of Alexion to successfully meet its responsibilities under the License Agreement and continue the collaboration. We may not receive some or all of the future payments and other benefits that we currently expect to receive under our License Agreement.

Our ability to generate additional funding from the License Agreement may be impaired by several factors including:

•

Alexion may shift its priorities and resources away from AG10 or the market in Japan due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	Alexion may change the success criteria for AG10, thereby delaying or ceasing its development;

•	Alexion may exercise its rights to terminate the License Agreement; or

•

a dispute may arise between us and Alexion concerning financial obligations or the research, development or commercialization of AG10 in Japan, resulting in a delay in payments or termination of the collaboration and possibly resulting in costly litigation or arbitration which may divert management attention and resources.

Specifically, with respect to termination, unless earlier terminated, the License Agreement will expire upon the later of the expiration of the last-to-expire valid claim under any licensed patents covering AG10 in Japan or the tenth anniversary of the first commercial sale of AG10 in Japan. Either party may terminate the License Agreement in the event of a material breach or insolvency of the other party. Additionally, Alexion may terminate the License Agreement for convenience upon at least 180 days prior written notice, and we may terminate the License Agreement in the event Alexion ceases development or commercialization of AG10 under certain circumstances or challenges the validity or enforceability of our patent rights.

If our License Agreement with Alexion is terminated, then in order to fund further development and commercialization of AG10 in Japan, we may need to seek out and establish alternative strategic collaborations with third-party partners, which may not be possible; or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events could have a material adverse effect on our results of operations and financial condition.

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

We focus our research and product development on treatments for ATTR. Our projections of both the number of individuals who have a form of ATTR, as well as the subset of individuals with a form of ATTR who have the potential to benefit from treatment with AG10 or other product candidates that we may identify, are based on our beliefs and estimates, including our belief that the availability of minimally invasive diagnostics will result in increased rates of diagnosis for ATTR. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for AG10 or other product candidates that we may identify may be limited or may not be amenable to treatment with AG10 or other product candidates that we may identify, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for AG10 or other product candidates that we may identify, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, our market share could be limited by the availability and pricing of other treatments for ATTR, including Vyndamaz (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, even if AG10 is approved, it will not be the first treatment on the market for ATTR-CM and will face competition from existing marketed drugs.

Risks related to our business and industry

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with BridgeBio and may not be able to or may choose not to devote sufficient time and attention to our company.

Neil Kumar, founder and Chief Executive Officer of BridgeBio, Eric Aguiar, a member of the Board of Managers of BridgeBio, and Ali Satvat, a member of the Board of Managers of BridgeBio, serve on our board of directors and retain their positions and affiliations with BridgeBio. Dr. Kumar spends a significant portion of his time on other BridgeBio matters, including involvement with other BridgeBio subsidiaries.  Additionally, Christine Siu, our Chief Financial Officer, serves as the Chief Operating Officer for other BridgeBio subsidiaries; Uma Sinha, our Chief Scientific Officer, serves as the Chief Scientific Officer of BridgeBio and other BridgeBio subsidiaries; Jonathan Fox, our Chief Medical Officer, serves as the Therapeutic Area Lead of Cardiovascular and Renal Diseases for BridgeBio and Cameron Turtle, our Chief Business Officer, serves as Senior Vice President, Portfolio Management and Corporate Development of BridgeBio. As a result, these executive officers may not be able to devote their full time and attention to our company, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Since joining us, all of our executives, including Dr. Kumar, have each spent a significant portion of their time devoted to us. While none of the executives has a minimum time commitment to us, each retains flexibility to ensure that he or she can re-allocate his or her time based on the needs of each business. The particulars of these executives’ time-allocation strategy may change over time based on these needs or the executives’ individual incentives to provide services to us relative to other businesses. In addition, certain of these individuals own equity interests in BridgeBio, which represent a significant portion of these individuals’ net worth, while Dr. Kumar, in particular, does not currently receive any cash or equity compensation from us and does not hold any direct equity interest in us. These individuals’ respective positions at BridgeBio and the ownership of any BridgeBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for BridgeBio than the decisions have for us.

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

As of September 30, 2019, we had 40 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•	failure to develop successfully and commercialize AG10 or other product candidates that we may identify;
•	failure to maintain our existing in-license and out-license arrangements or enter into new licensing and collaboration agreements;
•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate clinical or commercial supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions, including failure to reach agreement with applicable regulatory authorities on the design or scope of our planned clinical trials;
•	failure to obtain and maintain regulatory exclusivity for our product candidates;
•	regulatory approval or commercialization of new products or other methods of treating our target disease indications by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. In particular, sales following the expiration of market standoff and lock-up agreements entered into by us and certain of our stockholders in connection with our IPO or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In the past, the representatives of the underwriters in our IPO, in their discretion, released a portion of the shares subject to lock-up agreements, which resulted in sales by certain of our stockholders prior to the expiration of the lock-up period. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.  Additionally, in September 2019, we issued 556,173 shares of common stock to Alexion in connection with the License Agreement, which will also become available for public resale as and when permitted under applicable securities laws. If any of these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 76.7% of our voting stock as of September 30, 2019. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, or BridgeBio alone, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. For example, in August 2019, we announced the receipt from BridgeBio of a non-binding proposal for BridgeBio to purchase all of our outstanding common stock not already held by BridgeBio.  Although discussions between a special committee comprised of our disinterested and independent directors and BridgeBio with respect to the proposed transaction have terminated, BridgeBio continues to exercise significant control over our decisions and may, in the future, engage in similar discussions with us. Additionally, BridgeBio’s ownership of a majority of the voting power of our common stock may enable it to block third-party acquisition proposals or offers for our common stock that our other stockholders may believe are in their best interests.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 65.5% of the voting power of our outstanding common stock as of September 30, 2019 and may further increase its ownership position in our common stock through privately negotiated purchases or purchases on the open market. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Furthermore, under our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine (the “Delaware Forum Provision”); provided, however, that this Delaware Forum Provision does not apply to any actions arising under the Securities Act or the Exchange Act. The Delaware Forum Provision may impose additional litigation costs on stockholders in pursuing such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of such lawsuits. The Court of Chancery of the State of Delaware may also reach different judgment or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

3.1+	Amended and Restated Certificate of Incorporation
3.2+	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2
10.1+†	License Agreement, by and between the Registrant and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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

+	Filed herewith.

†	Portions of this exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EIDOS THERAPEUTICS, INC.

Date: October 31, 2019	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Christine Siu
Christine Siu
Chief Financial Officer (Principal Financial and Accounting Officer)