Form 10-K
period 2019-12-31
Eidos Therapeutics, Inc.
filed 2020-02-26
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38533

EIDOS THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3733671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Montgomery Street, Suite 2000 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 887-1471

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EIDX	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $280.1 million as of June 30, 2019, based upon the closing sale price on The Nasdaq Global Select Market reported on June 28, 2019. Excludes an aggregate of 27,860,451 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2019, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2019 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2020 was 38,509,861.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

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

Our product candidate, AG10, is an orally-administered small molecule designed to potently stabilize tetrameric TTR, thereby halting at its outset the series of molecular events that give rise to ATTR. Our approach to the treatment of ATTR is designed to mimic a naturally-occurring variant of the TTR gene (T119M) that is considered a “rescue mutation” because it has been shown to prevent ATTR in individuals carrying pathogenic, or disease-causing, mutations in the TTR gene. We believe this specific binding mode underlies the positive results of our Phase 1 and Phase 2 clinical trials of AG10. In our Phase 1 clinical trial in healthy volunteers, AG10 was observed in the highest dose cohort to achieve near-complete stabilization of tetrameric TTR over the dosing period using established ex vivo assays. Our Phase 2 clinical trial in patients with symptomatic ATTR cardiomyopathy demonstrated greater than 90% average TTR stabilization in all actively-treated subjects combined. Treatment with AG10 also significantly increased tetrameric TTR concentrations, a biomarker associated with survival in ATTR cardiomyopathy patients, by 50% and 36% in subjects administered 800 mg or 400 mg twice daily, respectively (both p < 0.0001 vs placebo) after 28 days of dosing. In a long-term, open label extension (OLE) of the Phase 2 study, study participants receiving AG10 exhibited no change in cardiac biomarkers or echocardiographic parameters. Rates of mortality and cardiovascular hospitalization observed during this OLE study were lower than in placebo-treated ATTR-CM patients with similar disease severity in the recent ATTR-ACT clinical trial. AG10 was well-tolerated without drug-related findings of clinical concern in both Phase 1 and Phase 2 clinical trials. Based on these data, we are currently enrolling patients in a Phase 3 clinical trial of AG10 in patients with ATTR cardiomyopathy and planning a second Phase 3 clinical trial in patients with ATTR polyneuropathy.

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

All three forms of ATTR are progressive and fatal. ATTRwt-CM and ATTRm-CM patients generally present with symptoms later in life (age 50+) and have median life expectancies of three to five years from diagnosis if untreated. ATTR-PN either presents in a patient’s early 30s or later (age 50+), and results in a median life expectancy of five to ten years from diagnosis if untreated. Progression of all forms of the disease causes significant morbidity, impacts productivity and quality of life, and creates a significant economic burden due to the costs associated with progressively greater patient needs for supportive care. As the disease progresses, ATTRwt-CM and ATTRm-CM patients become increasingly difficult to medically manage and may require frequent hospitalizations and repeated interventions. ATTR-PN patients experience gradual loss of the ability to walk without assistance, and autonomic nervous system function affecting digestion and blood pressure over time, requiring increasing levels of supportive care.

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

•

Both tafamidis and diflunisal have been studied in randomized, Phase 2/3 or Phase 3 clinical trials in ATTR-PN and support the hypothesis that increasing levels of TTR stabilization lead to increasing clinical benefit. Tafamidis, which stabilized approximately 45% of TTR at maximal blood concentrations of the 20mg dose tested in ATTR-PN, slowed the progression of disease, although it did not achieve statistical significance on its primary endpoint. Diflunisal, which in our preclinical studies stabilized approximately 75% of TTR at blood concentrations achieved using the 250mg twice daily dose tested in ATTR-PN, slowed the progression of disease to a greater degree relative to placebo and met statistical significance on the primary endpoint of the study.

•

Head-to-head in vitro studies suggest that AG10 provides a higher degree of stabilization than tafamidis or diflunisal. Cross-trial comparison of our clinical trials support this observation as well. In both our Phase 1 clinical trial in healthy volunteers and Phase 2 clinical trial in ATTRwt-CM and ATTRm-CM patients, we observed greater than 90% average TTR stabilization at steady-state in patients receiving 800 mg of AG10 twice daily.

•

In our Phase 2 clinical trial, AG10 treatment significantly raised serum TTR concentrations, a biomarker associated with increased survival in ATTR-CM patients, by 39% and 56% in ATTRwt-CM and ATTRm-CM participants, respectively, at Day 180 of the OLE. As a comparison, ATTR-CM (both ATTRwt-CM and ATTRm-CM) patients treated with tafamidis at 80 mg daily in the ATTR-ACT study saw an increase in serum TTR concentrations of 31% at Month 6. Given that increased serum TTR levels are associated with reduced mortality in ATTRwt-CM patients, we believe the observation of a greater effect in AG10-treated patients may predict a larger long-term clinical benefit.

•

After approximately 15 months of the Phase 2 clinical trial, rates of all-cause mortality (including either death or cardiac transplantation, 8.5%) and cardiovascular hospitalization (25.5%) observed in an exploratory analysis were lower than rates observed in placebo-treated participants with similar disease severity at baseline in the ATTR-ACT study.

•

AG10 was well-tolerated without any drug-related safety findings of clinical concern in both Phase 1 and Phase 2 studies. In our Phase 2 clinical trial, AG10 was generally well tolerated in symptomatic ATTRwt-CM and ATTRm-CM patients with a pattern of adverse events consistent with underlying disease severity, concomitant illnesses, and the age of participants.  In our preclinical studies, AG10 exhibited a greater than 50-fold therapeutic window between its target therapeutic blood level and those concentrations associated with observed, dose-limiting animal toxicity.

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

o

TTR specificity: Our preclinical studies support that AG10’s binding to TTR may be highly specific and not significantly affected by the presence of additional plasma proteins. The free fraction observed for AG10 was 3.6% in our preclinical studies. In contrast, published regulatory documents support that tafamidis also binds to the highly abundant plasma protein albumin, which competes with tafamidis’ ability to bind and stabilize TTR. The free fraction observed for tafamidis was less than 0.1% from the reported literature.

o

TTR mutant binding: In our preclinical studies, 10 µM AG10 also resulted in greater than 85% TTR stabilization across a range of mutations that lead to ATTRm-CM or ATTR-PN, which represent over 70% of all patients with mutation-driven ATTR.

Based on these data, we met with the FDA including in an End of Phase 2 meeting in November 2018 and have begun enrolling patients in a Phase 3 clinical trial of AG10 in ATTR-CM patients (ATTRibute-CM). We plan to begin enrolling patients in a Phase 3 clinical trial of AG10 in ATTR-PN patients (ATTRibute-PN) in the first half of 2020.

We have developed multiple tablet formulations for AG10 and have produced over 600 kg of AG10 conforming with the FDA’s current Good Manufacturing Practice, or cGMP, manufacturing requirements.

We are developing AG10 to treat ATTR in the clinical trials shown in the table below.

Indication	Worldwide prevalence	Stage	Endpoint and biomarkers
ATTR-CM	400,000 (ATTRwt-CM) 40,000 (ATTRm-CM)	Phase 3 ongoing	Change in six-minute walk distance (6MWD); mortality; cardiovascular hospitalizations; safety and tolerability;
		Phase 2 open label extension (OLE) ongoing	Safety and tolerability; TTR stabilization; key cardiac biomarkers
ATTR-PN	10,000	Phase 3 ready	Neuropathy impairment score (mNIS+7); Safety and tolerability; Norfolk quality of life score; pharmacokinetics; TTR stabilization

Our strategy

Our goal is to be a leader in developing and commercializing disease-modifying therapeutics to treat ATTR. The key components of our strategy are to:

•

Rapidly develop AG10 for the treatment of ATTR-CM. We have completed Phase 1 and Phase 2 clinical trials of AG10 in healthy volunteers and in symptomatic ATTR-CM patients, respectively. AG10 was well tolerated in both trials and, at 800 mg twice daily, achieved near-complete stabilization of TTR over the entire dosing interval. Based on these data, we are currently enrolling patients in a Phase 3 clinical trial of AG10 in ATTR-CM patients (ATTRibute-CM). ATTRibute-CM is planned to enroll approximately 510 subjects with symptomatic ATTR-CM, including both wild-type and mutant TTR carriers. In Part A, change in 6MWD at 12 months will be compared between treatment and placebo groups as a potential registrational endpoint. In Part B, the study will continue for a total duration of 30 months, at which point all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups.

•

Advance AG10 for the treatment of ATTR-PN.    ATTR-PN is caused by the destabilization of tetrameric TTR and deposition of TTR amyloid in the peripheral nervous system. Based on our preclinical and preliminary clinical observations that AG10 potently stabilizes TTR in human serum, we will be initiating a Phase 3 clinical trial of AG10 in ATTR-PN in the first half of 2020.

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

•

Evaluate opportunities to expand the scope of our development candidate portfolio.    We may also form collaborative alliances to expand our capabilities and development opportunities into new therapeutic areas and potentially accelerate commercialization in select geographic markets. Consistent with our strategy and that of our parent company, BridgeBio Pharma, Inc. (BridgeBio), we may in-license or acquire additional assets targeting well-defined inherited diseases at their source that complement our primary focus on ATTR. While complementary approaches to the treatment of ATTR are the most synergistic opportunity, building on our deep understanding of ATTR, we may also pursue additional research and development opportunities as well as the acquisition or in-licensing of adjacent precision cardiovascular medicine assets.

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

TTR circulates as a tetramer containing two thyroxine binding sites; TTR monomers do not bind thyroxine by themselves. ATTR can result from either unknown factors associated with aging (driving wild-type ATTR) or genetic mutations (mutant ATTR), which destabilize TTR and drive its dissociation into TTR monomers. The monomers subsequently aggregate into complexes that are deposited in tissues, including the heart and peripheral nerves. Left untreated, these deposits can cause severe organ damage, loss of organ function and eventual death. Clinically, ATTR primarily presents as either a cardiomyopathy, or ATTR-CM, a form of heart failure, or as a peripheral polyneuropathy, or ATTR-PN, a neurodegenerative disease.

ATTR-CM is an infiltrative, restrictive cardiomyopathy characterized by progressive right and left heart failure, initially with preserved ejection fraction. Patients suffering from ATTR-CM generally become symptomatic at age 50 or older. Patients with ATTR-CM experience typical symptoms of heart failure, which may include persistent fatigue, dizziness, shortness of breath, edema (swelling of the legs), and a disproportionate age-related incidence of atrial fibrillation with its associated risk of stroke. As the disease progresses, patients often require frequent hospitalization due to decompensated congestive heart failure. ATTR-CM patients are challenging to medically manage, as commonly used treatments for other forms of heart failure, like ACE inhibitors and beta blockers, can be ineffective or harmful. ATTR-CM also frequently impacts the heart’s electrical conduction system and autonomic control of blood pressure. As a result, ATTR-CM patients also have a high associated risk of developing both heart block and atrial fibrillation, requiring permanent pacemaker and anticoagulant therapy to prevent stroke, respectively.

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

The numbers of diagnosed ATTRwt-CM and ATTRm-CM patients are estimated to be 400,000 and 40,000 worldwide, respectively. We believe both forms of ATTR-CM are under-diagnosed due to limited disease awareness and historical reliance on invasive diagnostic techniques. Until recently, a cardiac biopsy was required to make the definitive diagnosis of ATTR-CM. However, non-invasive nuclear medicine imaging agents (technetium-labelled pyrophosphate or bis-phosphonates), coupled with blood tests, have demonstrated the ability to detect ATTR-CM with 99% sensitivity and specificity. These imaging agents allow physicians suspecting ATTR-CM to readily diagnose the disease in patients without the need for a heart biopsy. In addition, we believe the development of new potential treatments for ATTR has also raised awareness of ATTR amongst physicians, prompting them to consider the diagnosis when evaluating patients with an initial recognition of heart failure, especially HFpEF. These two factors have the potential to lead to broader adoption of a noninvasive diagnostic algorithm and earlier identification of the disease. We are actively supporting efforts to establish training and certification in the use of the noninvasive algorithm with key opinion leaders. Recent clinical reports have suggested significant prevalence of ATTR-CM in multiple cardiac disease and other populations. For example, ATTR-CM has been detected in an important proportion of patients suffering from associated conditions such as carpal tunnel syndrome, and as a comorbid condition in patients with aortic stenosis or those presenting for hip and knee replacement surgery.

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

Spectrum of Mutations (non-exhaustive) and Phenotypes in ATTR

Source: adapted from (Semigran, 2016)

Unmet medical need in ATTR

Despite recent progress in the development and commercialization of disease-modifying therapies for ATTR, we believe clinical unmet need remains. In ATTR-PN, treatment options had historically been limited to symptomatic relief, with liver transplantation being the only definitive treatment to arrest the progression of disease. This therapy, however, is complicated by limited organ availability, the need for lifelong immunosuppression, surgical risk (especially in patients with substantial cardiac involvement) and limited efficacy, as wild-type TTR amyloid continues to contribute to disease progression in many patients after transplant.

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

In May 2019, Pfizer Inc.’s tafamidis became the first FDA-approved therapy for the treatment of ATTR-CM based on the results of the ATTR-ACT Phase 3 clinical trial in ATTRwt-CM and ATTRm-CM patients. In that study, over a 30-month treatment duration, active treatment was associated with lower all-cause mortality (29.5% vs. 42.9%, respectively) and lower frequency of cardiovascular-related hospitalizations (0.48/year vs. 0.70/year, respectively) compared with placebo. This result demonstrates the therapeutic potential of TTR stabilization for the treatment of ATTR-CM. While encouraging, the high residual morbidity and mortality observed in the active treatment arms demonstrates a clear unmet need. The only Phase 3 clinical trial of a TTR knockdown agent in patients with diagnosed cardiomyopathy, the ENDEAVOUR study of revusiran sponsored by Alnylam Pharmaceuticals, Inc., was halted due to an imbalance of deaths in the active treatment arms. Given the significant and growing prevalence of ATTRwt-CM and ATTRm-CM, and the limitations of marketed drugs and product candidates for all forms of ATTR, we believe there is a significant unmet need for an efficacious therapeutic agent that targets the disease at its source.

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

•

Tafamidis, a TTR stabilizer, met its primary endpoint in the reduction in the combination of all-cause mortality and cumulative incidence of cardiovascular-related hospitalizations in ATTR-CM patients in the global, Phase 3 ATTR-ACT clinical trial.

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

•

Diflunisal, which in our preclinical studies stabilized approximately 75% of TTR at blood concentrations achieved using the 250mg twice daily dose, showed a statistically significant improvement relative to placebo in ATTR-PN patients in a randomized, controlled study.

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

AG10

Our clinical program has provided positive results in a Phase 1 study in healthy volunteers and a Phase 2 study in patients with ATTR-CM. Having met with the FDA to discuss a potential approval pathway for AG10 at the end of 2018, we are actively enrolling patients in a Phase 3 clinical trial in patients with ATTR-CM and plan to begin a Phase 3 clinical trial in patients with ATTR-PN in the first half of 2020.

•

In our Phase 1 clinical trial, AG10 was well-tolerated and the highest tested dose achieved 100% TTR stabilization at peak concentrations and over 95% TTR stabilization on average in healthy adult volunteers at steady state.

•

In our Phase 2 clinical trial, AG10 treatment significantly raised serum TTR concentrations, a biomarker associated with increased survival in ATTR-CM patients, by 39% and 56% in ATTRwt-CM and ATTRm-CM participants, respectively, at Day 180 of the OLE. As a comparison, ATTR-CM (both ATTRwt-CM and ATTRm-CM) patients treated with tafamidis at 80 mg daily in the ATTR-ACT study saw an increase in serum TTR concentrations of 31% at Month 6. Given that increased serum TTR levels are associated with reduced mortality in ATTRwt-CM patients, the observation of a greater effect in AG10-treated patients may predict a larger long-term clinical benefit.

•

After approximately 15 months of the Phase 2 clinical trial, rates of all-cause mortality (including either death or cardiac transplantation, 8.5%) and cardiovascular hospitalization (25.5%) observed in an exploratory cross-study analysis were lower than rates observed in placebo-treated participants with similar disease severity at baseline in the ATTR-ACT study.

•

AG10 was well-tolerated without any drug-related safety findings of clinical concern in both Phase 1 and Phase 2 studies. In our Phase 2 clinical trial, AG10 was generally well tolerated in symptomatic ATTRwt-CM and ATTRm-CM patients with a pattern of adverse events consistent with underlying disease severity, concomitant illnesses, and the age of participants. In our good laboratory practice toxicology studies, AG10 exhibited a greater than 100-fold therapeutic window between its target therapeutic blood level and those concentrations associated with observed, dose-limiting animal toxicity.

•

Our Phase 3 clinical trial in ATTR-CM (ATTRibute-CM) is expected to enroll approximately 510 subjects with symptomatic ATTR-CM, including both wild-type and mutant TTR carriers with New York Heart Association Class I-III symptoms. Subjects will be randomized 2:1 between treatment (AG10 800 mg twice daily) and placebo. In Part A, change in 6MWD at 12 months will be compared between treatment and placebo groups as the primary endpoint. In Part B, the study will continue for a total duration of 30 months, at which point all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups.

•

Our Phase 3 clinical trial in ATTR-PN (ATTRibute-PN) is expected to enroll approximately 145 subjects with symptomatic ATTR-PN. Eligible subjects will be randomized in a 2:1 ratio to AG10 800 mg or matching placebo administered twice daily. The primary endpoint of the study is to evaluate the efficacy of AG10 based on the difference between the AG10 and placebo groups in Modified Neuropathy Impairment Score + 7 at 18 months of treatment relative to baseline.

Clinical data

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

The effect of AG10 was also measured using the serum concentration of tetrameric TTR, a biomarker associated with increased survival in ATTR-CM patients. Subjects in the placebo group experienced a mean reduction in serum TTR concentrations over the course of the study. Conversely, subjects administered AG10 showed a dose-dependent increase in tetrameric TTR. There was a greater observed treatment effect in subjects with mutant ATTR-CM as compared to subjects with wild-type ATTR-CM, which we believe can be explained, in part, by the lower absolute serum TTR of mutant ATTR-CM subjects at baseline.

The proportion of subjects below and above normal tetrameric TTR was also assessed at baseline and Day 28.  ATTR-CM patients with below normal TTR have a shorter life expectancy than patients within the normal range. Treatment with AG10 restored serum TTR concentrations to normal range in all subjects at Day 28. The normal reference range for serum TTR is 20-40 mg/dL.

Interim analysis of the ongoing Phase 2 OLE study was completed on August 31, 2019 in conjunction with annual regulatory reporting and review, at which time 41 participants remained in the study. Three (6.5%) participants in the OLE had died, two due to disease progression and one due to cervical cancer. Three (6.5%) additional patients enrolled in the study had discontinued treatment, including one participant who underwent cardiac transplantation for their disease.

Adverse events reported in the OLE study were generally consistent with the underlying ATTR-CM disease state and no safety signals of potential clinical concern were associated with the administration of AG10 in the study. Forty-six (97.9%) patients experienced a treatment-emergent adverse event reported during the study, with falls, congestive cardiac failure, dyspnea, and acute kidney injury the most commonly reported adverse events. Nineteen (40.4%) participants experienced a treatment-emergent serious adverse event reported during the study, with congestive cardiac failure (10.6%) and acute kidney injury (8.5%) the most commonly reported serious adverse events.

The rate of all-cause mortality (including either death or cardiac transplantation, 8.5%) and cardiovascular-related hospitalizations (25.5%) observed in an exploratory analysis of participants in this study following a median of 15 months since Phase 2 initiation were lower than those observed at 15 months in placebo-treated patients in the ATTR-ACT study (all-cause mortality including death or cardiac transplantation, 15.3%; cardiovascular-related hospitalizations, 41.8%).

Stabilization of TTR, as measured using established ex vivo assays, was maintained >90% on average at all study visits in actively treated patients.

(1)	Reported occupancy >100% caused by background protein fluorescence

Mean serum TTR levels, a prognostic indicator of survival in a published cohort of wild-type ATTR-CM patients, were elevated upon AG10 treatment and were maintained in the normal range throughout the study duration. Mean serum TTR levels were increased from baseline by 39% and 56% in wild-type and variant-carrying ATTR-CM patients, respectively, at OLE Visit Day 180.

[1]	400mg and 800mg BID AG10 groups pooled during randomized portion
[2]	Defined as the lower limit of the reference interval for the serum prealbumin (TTR) clinical laboratory assay

Cardiac biomarkers and echocardiographic parameters were stable during the OLE study. NT-proBNP and TnI were unchanged throughout the course of the study. Echocardiographic parameters, including left ventricular mass and left ventricular stroke volume index, were unchanged during the study.

Anticipated clinical and regulatory path for AG10

In November and December of 2018, we met with the FDA to discuss a potential regulatory path for AG10 in ATTR-CM. Following these discussions, we are currently enrolling patients in a randomized, global Phase 3 study of AG10 in ATTR-CM patients (ATTRibute-CM). ATTRibute-CM is expected to enroll approximately 510 subjects with symptomatic ATTR-CM, including both wild-type and mutant TTR carriers with New York Heart Association Class I-III symptoms. Subjects will be randomized 2:1 between treatment (AG10 800 mg twice daily) and placebo. In Part A, change in 6MWD at 12 months will be compared between treatment and placebo groups as a potential registrational endpoint. In Part B, the study will continue for a total duration of 30 months, at which point all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups. A schematic of the trial is shown below:

We believe the safety and tolerability data of AG10 in healthy volunteers and in ATTR-CM patients will also be relevant for the ATTR-PN patient population and plan to initiate a Phase 3 clinical trial of AG10 in ATTR-PN in the first half of 2020. We do not intend to file an IND with the FDA for this indication as we plan to conduct this study outside of the United States.

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

Manufacturing

Given the small molecule and oral formulation of AG10 HCl, we believe the synthesis of the AG10 HCl drug substance is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have already established the synthetic process and scaled up to large kilogram quantities similar to the campaigns that are required to provide drug product for our ongoing Phase 3 clinical trials. We are engaging secondary raw material suppliers and North American and European CMOs to mitigate supply chain risk and ensure continuity of supply of drug substance. To maximize flexibility, we have established relationships with non-overlapping vendors for supply of both starting materials as well as drug substance manufacturing.

Drug product formulation for AG10 HCl has been developed as a film coated tablet and continues to be optimized. We have contracted with North American third-party manufacturers capable of both formulation development and drug product manufacturing through commercialization. We have identified dual sources for each step of our manufacturing process to add additional capacity and redundancy to our supply chain. The formulations used in the Phase 1 and Phase 2 studies of AG10 were immediate release tablets. We have developed a higher dose strength tablet for use in our Phase 3 studies. For future development and commercialization, we intend to further optimize the formulation to reduce pill burden and facilitate compliance.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party CMOs for all raw materials, drug substance and drug product manufacturing for our preclinical research and our ongoing clinical trial of AG10. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of AG10, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

Sales and marketing

We plan to build a commercial infrastructure in the United States and selected other territories to support the commercialization of AG10 when we believe a regulatory approval in a territory is likely. We have begun hiring commercial team members with extensive launch experience in both rare and common diseases and we believe that we can effectively address the market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support.

In any core markets outside of the United States that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of AG10. We currently do not expect that we will require large pharmaceutical partners for the commercialization of AG10 or any other product candidates we may identify and pursue, although we may consider partnering in certain territories or indications or for other strategic purposes. For example, we have entered into a license agreement (the “Alexion License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”), for the clinical development and commercialization of AG10 in Japan. We intend to evaluate our commercialization strategy as we advance AG10 through our Phase 3 clinical trials.

Intellectual property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents and patent applications intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We have entered into an exclusive license agreement (the “Stanford License Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), to obtain the rights to use certain patents for the development and commercialization of our product candidates. See “—Our material agreements—License agreement with the Board of Trustees of the Leland Stanford Junior University.” We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Patents and patent applications

Our patent portfolio includes five patent families, two of which are exclusively licensed from Stanford and three for which we are the sole assignee.  U.S. protection in this portfolio includes nine issued U.S. patents; and five pending U.S. patent applications.

Specifically, our patent portfolio exclusively licensed from Stanford includes six issued U.S. patents, one issued European patent, and one issued Japanese patent with claims directed to composition of matter and methods of its use related to AG10. These patents are currently expected to expire in 2031 or 2033, absent any applicable patent term extensions.  Our patent portfolio licensed from Stanford also includes two pending U.S. patent applications and one pending European patent application.

The three patent families for which we are the sole assignee are directed to particular salt/solid forms of AG10, methods of manufacturing AG10, dosing methods using AG10, and formulations of AG10.  One of the families consists of an issued U.S. patent, a pending U.S. application, and pending applications in Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Taiwan, and South Africa.  Two of the families consist of a pending U.S. patent application, a pending international application filed under the Patent Cooperation Treaty (PCT) and one related pending patent application in Taiwan.  If issued, these patent applications are expected to expire in 2038 or 2039, absent any applicable patent term adjustments or extensions.

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

Our material agreements

License agreement with Alexion

In September 2019, we entered into the Alexion License Agreement to develop and commercialize AG10 in Japan. Additionally, in September 2019, we entered into a Stock Purchase Agreement with Alexion, pursuant to which we sold to Alexion 556,173 shares of our common stock, for aggregate cash proceeds of $25.0 million. Under the terms of the Alexion License Agreement, we granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize AG10 in Japan. In consideration for the license grant, we received an upfront payment of $25.0 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, we are entitled to receive royalties in the low double-digits on net sales by Alexion of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into the market.

License agreement with the Board of Trustees of the Leland Stanford Junior University

In April 2016, we entered into the Stanford License Agreement for rights relating to novel transthyretin aggregation inhibitors. Under our agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights. This license grant expires when the last licensed patent expires. The patent rights exclusively licensed to us under the license are described in more detail above under the heading “Intellectual property.”

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

We are obligated to pay to Stanford a yearly license maintenance fee during the term of the agreement, but we may offset the maintenance fee against earned royalty payments due on net sales occurring in that year. Stanford is entitled to receive a royalty as a percentage of net sales of licensed products, in the low single digits. We have agreed to pay Stanford a percentage of non-royalty revenue we receive from our sublicensees, with the amount owed decreasing annually for three years based on when we enter into the applicable sublicense agreement. We also issued to Stanford 56,809 shares of our common stock with a price of $0.15 per share, the fair market value at the time of issuance, a portion of which were issued directly to Drs. Graef and Alhamadsheh. In addition, we are obligated to pay Stanford up to approximately $1.0 million upon the achievement of specific intellectual property, clinical and regulatory milestone events. In the event of a change of control transaction, we are obligated to pay Stanford a change of control fee of $250,000 in connection with the assignment of the Stanford License Agreement to our acquirer.

Under the Stanford License Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture, and commercialize at least one licensed product; to develop markets for such licensed products; and to meet certain development milestones as agreed upon between us and Stanford.

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

Among TTR stabilizers, we will face competition from Pfizer Inc.’s tafamidis, an oral TTR stabilizer that is approved for ATTRwt-CM and ATTRm-CM in the United States, Europe and Japan and is marketed as VYNDAQEL and VYNDAMAX. Tafamidis is also approved in select geographies outside of the United States for Stage 1 (early stage) ATTR-PN. Corino Therapeutics Inc./SOM Innovation Biotech, S.L. is developing SOM0226 (tolcapone, CRX-1008), an oral, small molecule TTR stabilizer for ATTR and has completed a Phase 2a trial in ATTR-PN. Diflunisal, a generic, non-steroidal anti-inflammatory drug (NSAID) indicated for mild to moderate pain and arthritis, may also be considered a competitor, having been shown to significantly slow development of ATTR-PN in a randomized Phase 2/3 trial. Diflunisal’s label contains a boxed warning for cardiovascular, renal and gastrointestinal risks.

Potentially competitive TTR knockdown approaches are being pursued by multiple companies. In 2018, Alnylam Pharmaceuticals Inc., or Alnylam, received marketing authorization from both the FDA and EMA for Onpattro (patisiran), an intravenously administered RNAi therapeutic for the treatment of hereditary ATTR with polyneuropathy. Alnylam is also developing ALN-TTRsc02 (vutrisiran), a subcutaneously administered RNAi therapeutic for ATTR. Alnylam has reportedly completed a Phase 1 clinical trial of ALN-TTRsc02 in healthy volunteers and initiated a Phase 3 trial in patients with hereditary ATTR with polyneuropathy. Ionis Pharmaceuticals Inc./Akcea Therapeutics, Inc. received marketing approval from both the FDA and EMA in 2018 for Tegsedi (inotersen), an antisense oligonucleotide (ASO) drug, for hereditary ATTR with polyneuropathy. Both Alnylam and Ionis/Akcea have initiated Phase 3 trials in ATTR-CM. Intellia’s program is currently in preclinical development.

Therapeutics targeting TTR clearance may also be competitive to AG10. Prothena Therapeutics plc is developing PRX004, a monoclonal antibody, for ATTR that is currently in a Phase 1 clinical trial. Neurimmune Holding AG is developing NI006, a monoclonal antibody, for ATTR that is in a Phase 1 clinical trial. Proclara Biosciences is developing NPT189, an immunoglobulin fusion, for ATTR and antibody light chain amyloidosis and has completed a Phase 1a clinical trial.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

Federal and state healthcare laws, including anti-kickback, fraud and abuse and health information privacy and security laws

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Regulations governing data collection and the use, processing and cross-border transfer of personal information

We may conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in certain jurisdictions in which we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, in 2017 President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit.

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

Data and marketing exclusivity

In the EEA, unless a waiver or deferral applies, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Orphan drug designation and exclusivity

In the EEA, a medicinal product can be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in development. For either of these conditions, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the EEA, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a “similar medicinal product” for the same indication. A “similar medicinal product” in this context is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Orphan medicine market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, the establishing that a similar medicinal product is safer, more effective, or otherwise “clinically superior”, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs are eligible for incentives made available by the EU and its Member States to support research into, and the development and availability of, orphan drugs.

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

Employees

As of December 31, 2019, we had 45 full-time employees, 34 of whom were in research and development of which 3 hold an M.D. and 11 hold Ph.D. degrees. The remaining 11 employees worked in finance, business development, human resources and administrative support of which 1 hold a Ph.D. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate and Other Information

We were incorporated as a Delaware corporation in 2016, under the name Eidos Therapeutics, Inc. Our principal executive offices are located at 101 Montgomery Street, Suite 2000, San Francisco, CA. Our telephone number is (415) 887-1471. Our website address is www.eidostx.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Risk related to our financial position and need for additional capital

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one product candidate in development and have not generated any revenue from product sales since our inception, which, together with our limited operating history, may make it difficult for you to assess our future viability.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the years ended December 31, 2017, 2018 and 2019 were $11.9 million, $40.7 million and $37.8 million, respectively. As of December 31, 2019, we had an accumulated deficit of $103.1 million. We have not generated any revenue from product sales since our inception and have financed our operations solely through the sale of equity securities, our license agreement with Alexion, and through debt financings. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our existing or future collaborators’ clinical trials or the development of AG10 or other product candidates that we may identify. Even if AG10 or any future product candidate that we may identify is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

We are enrolling patients in a Phase 3 clinical trial of AG10, our only clinical development candidate, in ATTR-CM and are preparing to advance AG10 into a Phase 3 clinical trial in ATTR-PN. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AG10 in planned and future clinical trials. We are also responsible for license maintenance fees, milestone payments and royalties to Stanford. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AG10 and any future product candidates we may identify.

Based on current business plans and assuming no financing, we believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least the next twelve months from the date of this Annual Report on Form 10-K.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AG10 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, our disposition of intellectual property or other rights to AG10 or other product candidates we may identify and pursue, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to initiate, conduct and complete our Phase 3 clinical trials of AG10 in ATTR-CM and ATTR-PN, and to pursue regulatory approvals for AG10, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our ongoing and planned Phase 3 clinical trials of AG10;
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

•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to competing products and product candidates, technological changes and market developments;
•	the costs of acquiring, licensing or investing in intellectual property rights, products, product candidates and businesses;
•	our ability to attract, hire and retain qualified personnel; and
•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.

In November 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”), pursuant to which we were extended term loans in the aggregate principal amount of $55 million. Borrowings under the SVB and Hercules Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The SVB and Hercules Loan Agreement restricts our ability, among other things, to:

•	sell, transfer or otherwise dispose of any of our business or property, subject to limited exceptions;
•	make material changes to our business or management;
•	enter into transactions resulting in significant changes to the voting control of our stock;
•	make certain changes to our organizational structure;
•	consolidate or merge with other entities or acquire other entities;
•	incur additional indebtedness or create encumbrances on our assets;
•	pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock;
•	enter into transactions with our affiliates, subject to limited exceptions;
•	repay subordinated indebtedness; or
•	make certain investments.

In addition, we are required under our SVB and Hercules Loan Agreement to maintain our deposit and securities accounts with SVB and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to AG10 or any future product candidates which we develop on unfavorable terms to us.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities and of negotiating, entering into and maintaining such strategic partnership or other arrangements. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions or other equity or debt issuances. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

To date, we have invested all of our efforts and financial resources to the development of AG10, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize AG10. Before we can generate any revenues from sales of AG10, we will be required to complete additional clinical development, including, among other things, longer-term and larger registrational clinical trials of AG10, seek and obtain regulatory approval, secure adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of AG10 will depend on patent and trade secret protection, obtaining and maintaining regulatory exclusivity, acceptance of AG10 by patients, the medical community and third-party payors, its ability to compete with other therapies, including therapies that are currently on the market, healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize AG10, which would materially harm our business.

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
•

the availability of competing products approved for the treatment of ATTR or product candidates currently under development for ATTR, including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM in the United States and Japan (Vyndaquel only) and is approved in certain countries outside the United States for the treatment of ATTR-PN (Vyndaquel only), or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for AG10 or any other product candidate we may identify and pursue, the terms of such approval may limit the scope and use of our product candidate. For example, in the event another therapy in the same class as AG10 is approved with one or more claims with respect to efficacy endpoints that are demonstrated with greater statistical significance than the same or similar claim(s) in our clinical trials for AG10, the scope of the approval for AG10 could be limited to a second-line claim only for those patients who cannot tolerate the first-line product.  Any of these events could limit the commercial potential of AG10 and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Clinical trials by their nature utilize a sample of the potential patient population. To date, we have only evaluated AG10 in a limited number of subjects at a limited duration of exposure in our Phase 1 and Phase 2 clinical trials and the duration of exposure in our Phase 3 clinical trials is expected to be significantly longer. Accordingly, any rare and severe side effects of AG10 may be uncovered in our ongoing studies or in larger, subsequent trials that we may conduct, such as our ongoing Phase 2 OLE and Phase 3 clinical trials of AG10 in ATTR-CM and our planned Phase 3 clinical trial of AG10 in ATTR-PN. Additionally, although our animal safety pharmacology studies of AG10 demonstrated a wide safety margin between anticipated therapeutic exposures and doses associated with toxicity and no dose limiting toxicities were established in the 9 month GLP toxicology dog study, in prior toxicology studies of shorter duration, at doses above the no adverse effect level, dogs experienced dose limiting toxicities of gastrointestinal effects including vomiting, dehydration and weight loss. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. If AG10 or any product candidates that we may develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.

We intend to conduct clinical trials for AG10 or other product candidates that we may identify outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We intend to conduct one or more of our clinical trials outside the United States, including in Europe. For instance, subject to authorization from applicable regulatory authorities, we plan to initiate a Phase 3 clinical trial of AG10 in ATTR-PN in the first half of 2020.  We do not intend to file an IND with the FDA in connection with this clinical trial as it will be conducted outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including our planned Phase 3 clinical trial of AG10 in ATTR-PN. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in AG10 or other product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on our business, global economic conditions, and financial markets.

As a result of the United Kingdom’s vote to leave the EU in March 2019, often referred to as Brexit, the EMA relocated its headquarters from London to Amsterdam. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially increase the time and costs associated with our ongoing clinical trials of AG10 at one or more investigative sites in the UK, impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the import and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. While negotiations continue regarding the terms of the United Kingdom’s withdrawal from the EU, the specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe remain unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe and the impact of such effects on our business, financial condition and operations.

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

AG10 and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are currently manufacturing AG10 through a third party and have adequate supplies to conduct our ongoing and planned Phase 3 clinical trials of AG10 in ATTR-CM and ATTR-PN. If we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of AG10 or other product candidates that we may identify, or marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We depend upon our license agreement (the “Alexion License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) for the clinical development and commercialization of AG10 in Japan. While Alexion is responsible for various research and development activities under the Alexion License Agreement and with respect to the commercialization of AG10 in Japan, our ability to benefit from Alexion’s development and commercialization activities and to receive future payments under the Alexion License Agreement will depend upon the ability and willingness of Alexion to successfully meet its responsibilities under the Alexion License Agreement and continue the collaboration. We may not receive some or all of the future payments and other benefits that we currently expect to receive under our Alexion License Agreement.

Our ability to generate additional funding from the Alexion License Agreement may be impaired by several factors including:

•

Alexion may shift its priorities and resources away from AG10 or the market in Japan due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	Alexion may change the success criteria for AG10, thereby delaying or ceasing its development;
•	Alexion may exercise its rights to terminate the Alexion License Agreement; or
•

a dispute may arise between us and Alexion concerning financial obligations or the research, development or commercialization of AG10 in Japan, resulting in a delay in payments or termination of the collaboration and possibly resulting in costly litigation or arbitration which may divert management attention and resources.

Specifically, with respect to termination, unless earlier terminated, the Alexion License Agreement will expire upon the later of the expiration of the last-to-expire valid claim under any licensed patents covering AG10 in Japan or the tenth anniversary of the first commercial sale of AG10 in Japan. Either party may terminate the Alexion License Agreement in the event of a material breach or insolvency of the other party. Additionally, Alexion may terminate the Alexion License Agreement for convenience upon at least 180 days prior written notice, and we may terminate the Alexion License Agreement in the event Alexion ceases development or commercialization of AG10 under certain circumstances or challenges the validity or enforceability of our patent rights.

If the Alexion License Agreement is terminated, then in order to fund further development and commercialization of AG10 in Japan, we may need to seek out and establish alternative strategic collaborations with third-party partners, which may not be possible; or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

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

The commercial success of AG10 or any other product candidate that we may identify will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

If we fail to comply with healthcare and data privacy laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Our ongoing and planned operations, including clinical research, sales, marketing and promotion of AG10 or other product candidates that we may identify and begin commercializing in the United States, may subject us to various federal and state fraud and abuse laws and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations.

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

In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which went into effect in May 2018, applies to any company established in the European Union (EU) as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products and services or even prevent us from offering any of our products in certain jurisdictions. Given the limited enforcement of the GDPR to date, particularly in the pharmaceutical space, we face uncertainty as to the exact interpretation of the new requirements on our clinical trials and we may be unsuccessful in implementing all measures that may be required by data protection authorities or courts in interpretation of the new law.

If we or any of the physicians or other providers or entities with whom we expect to do business with are found not to be in compliance with applicable laws, we or they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of ATTR. Companies that we are aware are developing therapeutics for ATTR include large companies with significant financial resources, such as Pfizer Inc., Alnylam Pharmaceuticals Inc., Ionis Pharmaceuticals Inc./Akcea Therapeutics, Inc., Corino Therapeutics Inc./SOM Innovation Biotech, S.L., Intellia Therapeutics Inc., Arcturus Therapeutics Inc., Neurimmune Holding AG and Prothena Therapeutics plc. In particular, Vyndamax (tafamidis) and Vyndaqel (tafamidis meglimune) are approved in the United States and Japan for the treatment of ATTR-CM and in certain countries outside the United States for the treatment of ATTR-PN.  Accordingly, AG10 will not be the first treatment on the market for ATTR-CM, and its market share may be limited. AG10 also will not be the first treatment on the market for ATTR-PN as tafamidis, patisiran, and inotersen are approved for the treatment of ATTR-PN in a variety of countries globally. In addition to competition from other companies targeting ATTR, any products we may develop may also face competition from other types of therapies.

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

We focus our research and product development on treatments for ATTR. Our projections of both the number of individuals who have a form of ATTR, as well as the subset of individuals with a form of ATTR who have the potential to benefit from treatment with AG10 or other product candidates that we may identify, are based on our beliefs and estimates, including our belief that the availability of minimally invasive diagnostics will result in increased rates of diagnosis for ATTR. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for AG10 or other product candidates that we may identify may be limited or may not be amenable to treatment with AG10 or other product candidates that we may identify, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for AG10 or other product candidates that we may identify, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, our market share could be limited by the availability and pricing of other treatments for ATTR, including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM in the United States and Japan (Vyndaqel only). As a result, even if AG10 is approved, it will not be the first treatment on the market for ATTR and will face competition from existing marketed drugs.

Risks related to our business and industry

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with BridgeBio and may not be able to or may choose not to devote sufficient time and attention to our company.

Neil Kumar, founder, Chief Executive Officer and a member of the Board of Directors of BridgeBio, Eric Aguiar, a member of the Board of Directors of BridgeBio, Ali Satvat, a member of the Board of Directors of BridgeBio, and Uma Sinha, Chief Scientific Officer of BridgeBio, serve on our board of directors and retain their positions and affiliations with BridgeBio. Drs. Kumar and Sinha spend a significant portion of their time on other BridgeBio matters, including involvement with other BridgeBio subsidiaries.  Additionally, Jonathan Fox, our Chief Medical Officer, serves as the Therapeutic Area Lead of Cardiovascular and Renal Diseases for BridgeBio and Cameron Turtle, our Chief Business Officer, serves as Senior Vice President, Portfolio Management and Corporate Development of BridgeBio. As a result, these executive officers may not be able to devote their full time and attention to our company, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Since joining us, all of our executives, including Dr. Kumar, have each spent a significant portion of their time devoted to us. While none of the executives has a minimum time commitment to us, each retains flexibility to ensure that he or she can re-allocate his or her time based on the needs of each business. The particulars of these executives’ time-allocation strategy may change over time based on these needs or the executives’ individual incentives to provide services to us relative to other businesses. In addition, certain of these individuals own equity interests in BridgeBio, which represent a significant portion of these individuals’ net worth, while Dr. Kumar, in particular, does not currently receive any cash or equity compensation from us and does not hold any direct equity interest in us. These individuals’ respective positions at BridgeBio and the ownership of any BridgeBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for BridgeBio than the decisions have for us.

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

As of December 31, 2019, we had 45 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other service providers or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other service providers and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs or our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of AG10 and other third parties for the manufacture of AG10 and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of AG10 could be delayed.  We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. Since the manufacturing facilities of some of our third-party contract manufacturers are in China, an outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside China and forcing temporary closure of facilities that we rely upon. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

We currently have no employees outside the United States, but we are conducting clinical trials internationally through a global CRO, and our business strategy incorporates potential international expansion to target ATTR patient populations outside the United States. If we receive regulatory approval for and commercialize AG10 in patient populations outside the United States, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

We previously identified a material weakness in our internal control over financial reporting as of December 31, 2018. Although this material weakness was remediated as of December 31, 2019, we cannot assure that we may not identify another material weakness in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required to date. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

We have restated our unaudited condensed financial statements previously issued in our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2018.

As further described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2018, “Restatement of 2018 condensed financial statements and related financial information (unaudited),” to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, during the course of the audit of our annual financial statements for the fiscal year ended December 31, 2018, we discovered certain errors related to the accounting for complex debt and equity transactions. As a result, our management concluded, after discussion with our independent registered public accounting firm, Ernst & Young LLP, that we were required to restate our unaudited financial information for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, which our Audit Committee determined should no longer be relied upon. If we are required to restate previously issued financial statements for any additional periods, we may be delayed in filing our periodic reports and our reputation could be impaired, which could cause a loss of investor confidence and materially adversely affect our business, operating results and financial condition.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on the effectiveness of our internal control over financial reporting for the year ending December 31, 2019. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Once we are no longer an “emerging growth company,” as defined in the JOBS Act or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

•	failure to develop successfully and commercialize AG10 or other product candidates that we may identify;
•	failure to maintain our existing license and collaboration arrangements or enter into new licensing and collaboration agreements;
•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate clinical or commercial supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions, including failure to reach agreement with applicable regulatory authorities on the design or scope of our planned clinical trials;
•	failure to obtain and maintain regulatory exclusivity for our product candidates;
•	regulatory approval or commercialization of new products or other methods of treating our target disease indications by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our Amended and Restated 2018 Stock Option and Incentive Plan, or the 2018 Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In December 2019, our board of directors approved an increase in the number of shares reserved for future grant under the 2018 Plan.  If our board of directors elects to further increase the number of shares available for future grant, and our stockholders approve any increase in the number of shares reserved under our equity incentive plans, including the increase approved by our board of directors in December 2019, our stockholders may experience additional dilution, and our stock price may fall.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. In particular, the perception in the market that the holders of a large number of shares of common stock intend to sell shares could reduce the market price of our common stock. In the past, the representatives of the underwriters in our IPO, in their discretion, released a portion of the shares subject to lock-up agreements, which resulted in sales by certain of our stockholders prior to the expiration of the lock-up period. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. Additionally, in September 2019, we issued 556,173 shares of common stock to Alexion in connection with the Alexion License Agreement, which will also become available for public resale as and when permitted under applicable securities laws. If any of these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 75.4% of our voting stock as of December 31, 2019. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, or BridgeBio alone, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. For example, in August 2019, we announced the receipt from BridgeBio of a non-binding proposal for BridgeBio to purchase all of our outstanding common stock not already held by BridgeBio.  Although discussions between a special committee comprised of our disinterested and independent directors and BridgeBio with respect to the proposed transaction have terminated, BridgeBio continues to exercise significant control over our decisions and may, in the future, engage in similar discussions with us. Additionally, BridgeBio’s ownership of a majority of the voting power of our common stock may enable it to block third-party acquisition proposals or offers for our common stock that our other stockholders may believe are in their best interests.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 64.6% of the voting power of our outstanding common stock as of December 31, 2019. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

Furthermore, certain of our directors and officers may have actual or potential conflicts of interest with us because of their positions or affiliations with BridgeBio or their equity ownership in BridgeBio. For example, Neil Kumar, founder and Chief Executive Officer of BridgeBio, Uma Sinha, Chief Scientific Officer of BridgeBio, Eric Aguiar, a member of the Board of Directors of BridgeBio, and Ali Satvat, a member of the Board of Directors of BridgeBio, serve on our board of directors and retain their positions and affiliations with BridgeBio. Additionally, Jonathan Fox, our Chief Medical Officer, and Cameron Turtle, our Chief Business Officer, also have roles within BridgeBio and/or its other subsidiaries. Our other stockholders may not have visibility into the BridgeBio ownership positions or other affiliations of any of our directors or officers with BridgeBio or its other subsidiaries, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ ownership in BridgeBio or its other subsidiaries could impact the interests of those holders. BridgeBio’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as it continues to own a majority of our outstanding voting securities, BridgeBio will continue to control all matters that are subject to approval by our stockholders and will be able to strongly influence and significantly control our other decisions.

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

Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel;
•	the level of demand for AG10 or other product candidates that we may identify, should they receive approval, which may vary significantly;
•	our ability to successfully commercialize AG10, if approved, in light of competition from other available products and product candidates under development;
•	future accounting pronouncements or changes in our accounting policies;
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

We will incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, there are significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 10,552 square feet of office space in San Francisco, California under a lease agreement that expires in October 2026. We believe that our existing facilities are adequate to meet our business needs for at least the next 12 months and that additional space will be available on commercially reasonable terms, if required.

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

Stockholders

As of February 24, 2020, we had approximately 20 record holders of our common stock.

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

The graph below matches Eidos Therapeutics, Inc.'s cumulative 18-Month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/20/2018 to 12/31/2019.

	6/20/18	6/18	9/18	12/18	3/19	6/19	9/19	12/19
Eidos Therapeutics, Inc.	100.00	87.98	43.17	59.52	101.43	134.43	155.58	248.23
NASDAQ Composite	100.00	100.98	108.46	89.70	104.78	108.83	109.03	122.62
NASDAQ Biotechnology	100.00	101.41	112.77	89.61	103.54	101.21	92.48	112.11
NASDAQ Pharmaceutical	100.00	102.80	114.82	94.53	102.22	98.64	93.41	111.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Sale of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements that are included elsewhere in this report. The data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Year Ended December 31
	2019	2018	2017
	(In thousands, except for share and per share data)
Statement of Operations Data:
License revenue	$26,691	$—	$—
Operating costs and expenses:
Cost of license revenue	2,500	—	—
Research and development	46,891	28,539	9,286
General and administrative	17,751	9,240	2,730
Total operating expenses	67,142	37,779	12,016
Loss from operations	(40,451)	(37,779)	(12,016)
Interest expense	(327)	(1,011)	—
Other income (expense), net	2,943	(1,935)	75
Net and comprehensive loss	(37,835)	(40,725)	(11,941)
Deemed dividend related to redemption feature embedded in convertible promissory notes payable to stockholders	—	(6,523)	—
Gain on extinguishment of convertible promissory notes payable to stockholders	—	7,436	—
Net loss attributable to common stockholders	$(37,835)	$(39,812)	$(11,941)
Net loss per share attributable to common stockholders	$(1.03)	$(1.86)	$(3.32)
Weighted-average shares used in computing net loss per share basic, and diluted	36,624,692	21,366,995	3,596,673

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$191,157	$157,147	$5,497
Working capital	185,490	154,181	3,810
Total assets	203,820	160,112	6,343
Debt, non-current	16,112	—	—
Accumulated deficit	(103,105)	(65,270)	(14,532)
Redeemable convertible preferred stock	—	—	17,028
Total stockholders’ equity (deficit)	171,427	155,007	(13,196)

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

Our financial information includes allocations of expenses attributable to certain corporate functions that were provided to us by BridgeBio and its affiliates, including expenses attributable to certain executive personnel, facility-related costs, advisory services, insurance costs and other general corporate expenses. These allocations were made based on direct usage or estimates which are considered to be reasonable by our management and in accordance with our services agreement with BridgeBio. We have moved into our own leased premises and expect to reduce the services provided by BridgeBio as we hire additional personnel.

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

In April 2016, we entered into a license agreement (the “Stanford License Agreement”) with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) for rights relating to novel transthyretin aggregation inhibitors. Under the Stanford License Agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights.

In connection with the execution of the Stanford License Agreement, we paid an upfront license fee in April 2016 and issued Stanford shares of common stock, which were recorded as research and development expense during the year ended December 31, 2016. During the years ended December 31, 2019, 2018 and 2017, we recorded $210,000, $60,000 and $10,000 under the Stanford License Agreement related to annual maintenance fees, and milestone payments, respectively. We are obligated to make future payments to Stanford upon the achievement of specific intellectual property, clinical and regulatory milestone events, as well as pay royalties in the low single digits on future net sales, if any.

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

We have incurred net losses in each year since inception. Our net losses were $37.8 million and $40.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $103.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations and exceeded revenues for each fiscal year. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

In June 2018, we completed our initial public offering (IPO) of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs.

On August 2, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement with Jefferies and SVB Leerink LLC (“Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  We have issued 385,613 shares under this offering and received $23.9 million of net proceeds as of December 31, 2019.

In September 2019, we entered into a license agreement (the “Alexion License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop and commercialize AG10 in Japan. Additionally, in September 2019, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Alexion, pursuant to which we sold to Alexion 556,173 shares of our common stock, for aggregate cash proceeds of $25.0 million. Under the terms of the Alexion License Agreement, we granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize AG10 in Japan. In consideration for the license grant, we received an upfront payment of $25.0 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, we are entitled to receive royalties in the low double-digits on net sales by Alexion of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into the market.

In November 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (“SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019 and there have not been any additional draws on the other tranches. The Tranche A loan bears interest at a fixed rate equal to 8.50% per annum that is due and payable monthly.

As of December 31, 2019, we had $191.2 million in cash and cash equivalents.

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

Revenue

License revenue consists of consideration earned for performance obligations satisfied pursuant to our Alexion License Agreement. We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidate. On September 9, 2019, we entered into the Alexion License Agreement. In consideration for the license grant, we received an upfront nonrefundable payment of $25.0 million. Additionally, on September 9, 2019, we entered into a Stock Purchase Agreement with Alexion wherein we agreed to sell to Alexion 556,173 shares of our common stock, par value $0.001 per share, for aggregate cash proceeds of approximately $25.0 million.  The discount for lack of marketability (“DLOM”) was applied in accordance with ASC 820 on the date of issuance, and as a result we recorded a premium of $1.7 million in license revenue.

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford License Agreement (see Note 12) corresponding to the recognition of license revenue from Alexion. Cost of license revenue does not include any allocated overhead costs.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Year Ended December 31,
	2019	2018	2017
Clinical development	$19,488	$11,963	$1,272
Contract manufacturing	13,640	6,960	1,888
Preclinical, discovery and other research and development costs	3,478	3,188	3,919
Compensation and related personnel costs	9,552	6,012	2,032
Facility and other costs	733	416	175
	$46,891	$28,539	$9,286

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to conduct research and development activities related to AG10 and advance AG10 into later stages of clinical development, including our ongoing and planned Phase 2 and Phase 3 clinical trials of AG10 in ATTR-CM and ATTR-PN and any subsequent preclinical or clinical development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of AG10 is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of our product candidate, if at all.

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

Interest expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements. Refer to Note 5. Debt, for further information on our loan agreements. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the debt issuance costs capitalized on our balance sheets.

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

Results of Operations

Comparison of the years ended December 31, 2019 and December 31, 2018

License revenue

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
License revenue	$26,691	$-	26,691	100%

License revenue was $26.7 million for the year ended December 31, 2019, and there was no revenue for the year ended December 31, 2018. The increase in license revenue was entirely attributable to revenue recognition related to the Alexion License Agreement for which performance obligations were satisfied.

Cost of license revenue

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
Cost of license revenue	$2,500	$-	2,500	100%

Cost of license revenue was $2.5 million for the year ended December 31, 2019, and there was no cost of license revenue for the year ended December 31, 2018. The increase in cost of license revenue was related to the obligations under the Stanford License Agreement, whereby we are required to pay a portion of license fees received.

Research and development expense

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
Research and development	$46,891	$28,539	18,352	64%

Research and development expense increased by $18.4 million, or 64%, during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to an increase of $15.4 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, increased personnel costs of $2.6 million due to a higher headcount, an increase in stock-based compensation of $1.0 million, and an increase in other expenses of $0.3 million,  offset by a decrease in nonclinical expense of $0.6 million due to the timing of projects completed in 2018.

General and administrative expense

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
General and administrative	$17,751	$9,240	8,511	92%

General and administrative expense increased by $8.5 million, or 92%, during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to an increase of $2.7 million in professional service fees and consulting services, primarily from one-time charges of $2.0 million related to financial, legal and accounting fees, an increase of $3.0 million in marketing and commercial strategy expense, an increase in stock-based compensation of $1.9 million, an increase in other overhead costs of $0.8 million and an increase of $0.5 million in personnel-related expenses due to an increase in headcount to support the growth of our operations.  This was offset by a decrease of $0.3 million in consulting costs.

Interest expense

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
Interest expense	$(327)	$(1,011)	$(684)	209%

Interest expense was $0.3 million for the year ended December 31, 2019, and there was a $1.0 million interest expense for the year ended December 31, 2018. The increase in interest expense for 2019 was related to the obligations under the SVB and Hercules Loan Agreement, whereby we are required to pay interest for money received. The expense during the year ended December 31, 2018 is primarily from the amortization of the debt discount of $1.0 million related to the convertible promissory note payable which was converted into Series B redeemable convertible preferred stock in March 2018.

Other income (expense), net

	Years ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
Other income (expense), net	$2,943	$(1,935)	4,878	-252%

Other income (expense), net was an income of $3.0 million during the year ended December 31, 2019, compared to expense of $1.9 million during the year ended December 31, 2018. Other income in 2019 primarily includes interest income due to the interest income related to our higher balance of money market funds.  The expense during the year ended December 31, 2018 is due to the increase to fair value of the redeemable convertible preferred stock warrant liability and tranche liability of $3.2 million, partially offset by the interest income of $1.2 million.

Deemed dividend

In February 2018, we recognized a deemed dividend of $6.5 million related to the fair value of the redemption feature embedded in the Convertible Promissory Notes payable to stockholders and separately treated as a derivative liability. The charge was recognized in additional paid in capital.

Gain on extinguishment of convertible promissory notes

In March 2018, upon the conversion of the Convertible Promissory Notes into Series B redeemable convertible preferred stock, we recognized a gain on debt extinguishment. As the Convertible Promissory Notes were issued to stockholders, we treated the gain on debt extinguishment as a capital contribution included in additional paid in capital.

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

Interest expense

	Years ended December 31,		Increase (Decrease)
(in thousands)	2018	2017	$	%
Interest expense	$(1,011)	$—	$1,011	-100%

Interest expense was $1.0 million for the year ended December 31, 2018. The expense during the year ended December 31, 2018 is primarily from the amortization of the debt discount of $1.0 million related to the convertible promissory note payable which was converted into Series B redeemable convertible preferred stock in March 2018.

Other income (expense), net

	Years ended December 31,		Increase (Decrease)
(in thousands)	2018	2017	$	%
Other income (expense), net	$(1,935)	$75	(2,010)	-2680%

Other income (expense), net was an expense of $1.9 million during the year ended December 31, 2018, compared to income of $75,000 during the year ended December 31, 2017. The $1.9 million activity for the year ended December 31, 2018 is due to an increase to fair value of the redeemable convertible preferred stock warrant liability and tranche liability of $3.2 million, partially offset by the interest income of $1.2 million. The other income during the year ended December 31, 2017 was due to the decrease in fair value of the redeemable convertible preferred stock tranche liability which was remeasured prior to settlement in March 2017.

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

Revenue recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and then identify the performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Contract Revenues from License Agreements

In the normal course of business, we conduct research and development programs independently pursuant to which we may license certain of our intellectual property rights to third parties. The terms of these arrangements typically include payment to us for a combination of one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; product supply services; and royalties on net sales of licensed products.

Upfront license fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time.

Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved.  At the end of each subsequent reporting period, we will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of contract revenues from collaborations during the period of adjustment.

Product supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We will assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as deferred revenue when due and payable, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Stock-based compensation

We recognize compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant.  We elect to recognize the actual forfeitures by reducing the employee stock-based compensation expense in the same period in which the forfeitures occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Expected term— The expected term represents the period that the stock-based awards are expected to be outstanding. Since we do not have a long trading history for our common stock, the expected term is estimated based on the average expected term for comparable publicly traded biopharmaceutical companies. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. For non-employees, the term is the remaining contractual term of the option.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of December 31, 2019, we had $191.2 million of cash and cash equivalents and an accumulated deficit of $103.1 million. In June 2018, we completed our IPO of our common stock pursuant to which we issued 7,187,500 shares of our common stock at a price of $17.00 per share and received $111.0 million in cash, net of underwriting discounts and commissions and offering costs paid by us.

On August 2, 2019, we filed the 2019 Shelf with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. We have issued 385,613 shares under this offering and received $23.9 million of net proceeds as of December 31, 2019.

On September 9, 2019, we entered into the Alexion License Agreement to develop and commercialize our product candidate, AG10, in Japan. Under the terms of the Alexion License Agreement, the Company has granted Alexion an exclusive license to certain of the Company’s intellectual property rights to develop, manufacture, and commercialize AG10 in Japan. In consideration for the license grant, the Company received an upfront nonrefundable payment of $25.0 million. Under the terms of the Alexion License Agreement, we are entitled to receive an additional one-time nonrefundable payment of $30.0 million subject to the achievement of a regulatory milestone and royalties in the low double-digits on net sales by Alexion of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into the market.

Additionally, on September 9, 2019, we and Alexion entered into a Stock Purchase Agreement wherein we sold to Alexion 556,173 shares of our common stock, par value $0.001 per share, for aggregate cash proceeds of approximately $25.0 million.  Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

We expect to further increase our research and development activities, which will increase the amount of cash used during 2020 and beyond. Specifically, we expect continued spending on clinical trials, continued manufacturing activities and higher payroll expenses as we increase our professional and scientific staff and research and development activities and advance AG10 into later-stage clinical development, including our ongoing and planned Phase 3 clinical trials. We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through the issuance of debt or equity to private investors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Our future funding requirements will depend on many factors, including the following:

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(31,648)	$(33,301)	$(9,717)
Net cash used in investing activities	(227)	(150)	(53)
Net cash provided by financing activities	65,885	185,101	13,311

Cash flows from operating activities

During the year ended December 31, 2019, cash used in operating activities was $31.6 million and consisted primarily of a net loss of $37.8 million. Our non-cash charges of $5.6 million primary consisted of $5.4 million for stock-based compensation expense, and amortization of debt discount of $0.1 million. The change in our net operating assets of $0.6 million was primarily due to an increase in accounts payable and accrued expenses of $9.2 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other assets of $8.6 million, due to timing of payments and the timing of activities for which payments were made.

During 2018, cash used in operating activities was $33.3 million and consisted primarily of a net loss of $40.7 million. Our non-cash charges of $6.8 million primary consisted of embedded derivative revaluation of $0.1 million, a cost of $2.6 million related to the revaluation of the convertible redeemable preferred stock warrant liability, $2.5 million for stock-based compensation expense, amortization of debt discount of $1.0 million, and a cost of $0.6 million related to the redeemable convertible preferred stock tranche liability. The change in our net operating assets of $0.6 million was primarily due to an increase in accounts payable and accrued expenses of $2.8 million, as a result of an increase in operating expenses and timing of payments, partially offset by the change in prepaid expenses and other current assets of $2.1 million, due to timing of payments and the timing of activities for which payments were made.

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

Cash flows from investing activities

During 2019, cash used in investing activities was $0.2 million, which consisted of our purchase of property and equipment for our office and employees.

During 2018, cash used in investing activities was $0.2 million, which consisted of our purchase of property and equipment for our office and employees.

During 2017, cash used in investing activities was $0.1 million, which consisted of our purchase of property and equipment for our office and lab facilities.

Cash flows from financing activities

During the year ended December 31, 2019, cash provided by financing activities was $65.9 million, which consisted of $23.9 million from proceeds from the issuance of common stock under our at-the-market offering facility, $23.3 million related to the issuance of common stock to Alexion, $17.5 million from proceeds of long term debt, and $1.5 million due to the issuance of common stock and receipt of funds from our employee stock purchase plan and the exercise of common stock options, offset by $0.3 million of deferred financing costs.

During the year ended December 31, 2018, cash provided by financing activities was $185.1 million, which consisted of the receipt of funds in connection with our IPO of $111.0 million, the net proceeds from the issuance of Series B redeemable convertible preferred stock of $63.9 million, and proceeds from the issuance of convertible promissory notes of $10.0 million.

During the year ended December 31, 2017, cash provided by financing activities was $13.3 million, which consisted of $13.0 million of net proceeds from the issuance of Series Seed redeemable convertible preferred stock and $0.3 million related to the receipt of funds from the exercise of options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands). The SVB and Hercules Debt includes principal, interest and final payment charge as of December 31, 2019.

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,296	$844	$1,765	$1,872	$1,815
SVB and Hercules Debt	22,882	1,512	12,748	8,622	—
Total contractual obligations	$29,178	$2,356	$14,513	$10,494	$1,815

On March 27, 2019, we entered into an amendment to the lease dated November 14, 2017 and the new lease commenced in August 2019. In connection with the amendment, we lease 10,552 rentable square feet. The amended lease is for 87 months and has $6.4 million of payments under this lease.

On November 13, 2019, we entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2019.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At December 31, 2019, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2019, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report on Form 10-K on pages F-1 through F-35.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of the individual who currently serves as our principal executive officer (PEO) and principal financial officer (PFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the individual serving as our PEO and PFO has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2018, we identified a material weakness in our internal control over financial reporting related to a lack of sufficient qualified accounting personnel to properly analyze and conclude on the accounting for complex debt and equity transactions and ineffective disclosure controls. This deficiency in the design and operating effectiveness of our controls failed to detect errors that resulted in the restatement of previously issued 2018 interim financial information. We previously disclosed this material weakness in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019.

During the second half of 2019, we implemented changes to our process and performed the following during 2019:

•	Developed and documented formal policies and controls regarding documenting significant transactions
•	Provided training to finance employees upon implementation of these policies and controls; and
•	Hired additional qualified resource, an Assistant Controller, within the finance organization to aid in the preparation, supervision, and review during the financial statement close process.

Our management has concluded, based on evidence obtained in validating the design and operating effectiveness of the controls, that the efforts undertaken to enhance the design of our controls over significant transactions, including engaging third-party experts when needed and related control activities, which were implemented and executed in 2019, would lead to the prevention or detection of a material misstatement of our consolidated financial statements. As such, our management concluded that we have remediated this material weakness as of December 31, 2019.

Changes in Internal Control

Except as described above in connection with the remediation of the previously identified material weakness, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – 2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	10/31/2019	3.1
3.2	Amended and Restated Bylaws	10-Q	10/31/2019	3.2
4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2
4.3	Convertible Promissory Note, dated February 22, 2018	S-1	5/25/2018	4.3
4.4	Warrant to Purchase Shares of Capital Stock, dated February 22, 2018	S-1/A	6/8/2018	4.4
4.5+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1#	Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	6/8/2018	10.1
10.2#	Form of Non-Qualified Stock Option Agreement for Company Consultants under the 2018 Stock Option and Incentive Plan	10-K	4/15/2019	10.2
10.3#	2018 Employee Stock Purchase Plan	S-1/A	6/8/2018	10.3
10.4#	Senior Executive Cash Incentive Bonus Plan	S-1/A	6/8/2018	10.4
10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jonathan C. Fox, M.D., Ph.D., dated October 25, 2016	S-1	5/25/2018	10.5
10.6#	Non-Employee Director Compensation Policy	S-1	5/25/2018	10.6
10.7#	Employment Offer Letter Agreement, by and between the Registrant and Christine Siu, dated December 12, 2017	S-1	5/25/2018	10.7
10.8#	Employment Offer Letter Agreement, by and between the Registrant and Uma Sinha, Ph.D., dated June 1, 2016, as amended on May 24, 2018	S-1	5/25/2018	10.8
10.9†	Exclusive (Equity) Agreement, by and between the Registrant and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017	S-1	5/25/2018	10.9
10.10	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1	5/25/2018	10.10
10.11	Intercompany Services Agreement, by and between the Registrant and BridgeBio Services Inc., dated as of May 1, 2017	S-1	5/25/2018	10.11
10.12	Office Lease, by and between the Registrant and 101 Montgomery Street Co., dated as of November 14, 2017	S-1	5/25/2018	10.12
10.13	QB3@953 Sublease Agreement, by and between the Registrant and QB3 Incubator Partners, LP, dated as of August 17, 2017	S-1	5/25/2018	10.13
10.14#	Employment Offer Letter Agreement, by and between the Registrant and Cameron Turtle, dated June 12, 2018	10-K	4/15/2019	10.14
10.15	Lease Amendment Number One to the Office Lease, by and between the Registrant and 101 Montgomery Street Co., dated as of November 14, 2017, dated March 27, 2019	10-K	4/15/2019	10.15
10.16#	Amended and Restated 2018 Stock Option and Incentive Plan and form award agreements thereunder	10-Q	8/1/2019	10.1
10.17†	License Agreement, by and between the Registrant and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019	10-Q	10/31/2019	10.1

10.18†	Loan and Security Agreement, by and between the Registrant, as borrower, Silicon Valley Bank and Hercules Capital, Inc., together as lenders, dated November 13, 2019	8-K	11/13/2019	10.1
21.1	List of Subsidiaries	S-1	5/25/2018	21.1
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31+

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

#	Represents management compensation plan, contract or arrangement.
+	Filed herewith.
†	Portions of this exhibit have been omitted as confidential information..
*

The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: February 26, 2020	By:	/s/ Neil Kumar, Ph.D.
Neil Kumar, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Kumar, Ph.D., and Franco Valle, and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Neil Kumar, Ph.D.	Chief Executive Officer and Director	February 26, 2020
Neil Kumar, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Franco Valle	Senior Vice President, Finance	February 26, 2020
Franco Valle	(Principal Accounting Officer)

/s/ Eric Aguiar, M.D.	Director	February 26, 2020
Eric Aguiar, M.D.

/s/ Rajeev Shah	Director	February 26, 2020
Rajeev Shah

/s/ Ali Satvat	Director	February 26, 2020
Ali Satvat

/s/ William Lis	Director	February 26, 2020
William Lis

/s/ Uma Sinha	Director	February 26, 2020
Uma Sinha

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Eidos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eidos Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, the Company changed its method for accounting for leases using the modified retrospective approach at the beginning of the year ended December 31, 2019.

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

San Francisco, California

February 26, 2020.

EIDOS THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$191,157	$157,147
Related party receivable	85	34
Prepaid expenses and other current assets	4,678	1,789
Total current assets	195,920	158,970
Property and equipment, net	1,259	209
Operating Lease, right of use asset	4,010	—
Other assets	2,631	933
Total assets	$203,820	$160,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,151	$1,956
Related party payable	316	256
Accrued expenses and other current liabilities	6,409	2,577
Lease liabilities	554
Total current liabilities	10,430	4,789
Debt, non-current	16,112	—
Lease liabilities, non-current	4,591	—
Embedded derivative	1,165	—
Other liabilities	95	316
Total liabilities	32,393	5,105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; and no shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively;	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 38,040,693 and 36,760,536 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively;	38	37
Additional paid-in capital	274,494	220,240
Accumulated deficit	(103,105)	(65,270)
Total stockholders’ equity	171,427	155,007
Total liabilities and stockholders’ equity	$203,820	$160,112

The accompanying notes are an integral part of these financial statements.

EIDOS THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31
	2019	2018	2017
License revenue	$26,691	$—	$—
Operating costs and expenses:
Cost of license revenue	2,500	—	—
Research and development (includes related party (benefit) expense of ($278), ($66) and $118, respectively)	46,891	28,539	9,286
General and administrative (includes related party expense of $797, $1,225, and $679, respectively)	17,751	9,240	2,730
Total operating expenses	67,142	37,779	12,016
Loss from operations	(40,451)	(37,779)	(12,016)
Interest expense	(327)	(1,011)	—
Other income (expense), net	2,943	(1,935)	75
Net and comprehensive loss	(37,835)	(40,725)	(11,941)
Deemed dividend related to redemption feature embedded in Convertible Promissory Notes payable to stockholders	—	(6,523)	—
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	7,436	—
Net loss attributable to common stockholders	$(37,835)	$(39,812)	$(11,941)
Net loss per share attributable to common stockholders	$(1.03)	$(1.86)	$(3.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,624,692	21,366,995	3,596,673

The accompanying notes are an integral part of these financial statements.

EIDOS THERAPEUTICS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Redeemable convertible				Additional		Total stockholders'
	preferred stock		Common stock		paid in	Accumulated	equity
	Share	Amount	Share	Amount	capital	deficit	(deficit)
Balance—December 31, 2016	3,043,525	$3,795	4,059,515	$3	$115	$(2,591)	$(2,473)
Issuance of Series Seed redeemable convertible preferred stock, net of issuance costs of $7	9,812,800	12,993	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability	—	240	—	—	—	—	—
Issuance of common stock to consultant for services	—	—	35,880	—	5	—	5
Issuance of restricted common stock to founders in connection with anti-dilution rights	—	—	390,546	—	—	—	—
Issuance of common stock upon exercise of stock options and restricted stock	—	—	651,830	1	26	—	27
Vesting of restricted stock and early exercised options	—	—	—		38	—	38
Stock-based compensation expense	—	—	—		1,148	—	1,148
Net loss and comprehensive loss	—	—	—			(11,941)	(11,941)
Balance—December 31, 2017	12,856,325	17,028	5,137,771	4	1,332	(14,532)	(13,196)
Issuance of Series B redeemable convertible preferred stock upon conversion of redeemable convertible promissory notes payable to stockholders	1,324,823	14,354	—	—	—	—	—
Recognition of beneficial conversion feature related to convertible promissory notes payable to stockholders	—	—	—	—	9,122	—	9,122
Deemed dividend related to embedded derivative liability on Convertible Promissory Notes payable to stockholders	—	—	—	—	(6,523)	—	(6,523)
Issuance of common stock to Stanford University	—	—	45,889	—	7	—	7
Issuance of common stock upon exercise of stock options and restricted stock	—	—	184,871	—	21	—	21
Issuance of common stock under employee stock plans	—	—	13,354	—	160	—	160
Reacquisition of beneficial conversion feature related to Convertible Promissory Notes payable to stockholders	—	—	—	—	(4,341)	(10,013)	(14,354)
Gain on extinguishment of Convertible Promissory Notes payable to stockholders	—	—	—	—	7,436	—	7,436
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $125 and fair value of redeemable convertible preferred stock tranche liability of $64	1,476,715	15,811	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0	4,430,162	48,000	—	—	—	—	—
Settlement of fair value of redeemable convertible preferred stock tranche liability upon exercise of put option to stockholders into Series B redeemable convertible preferred stock	—	694	—	—	—	—	—
Net exercise of redeemable convertible preferred stock warrant liability	—	—	206,247	—	3,506	—	3,506
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	(20,088,025)	(95,887)	24,025,270	25	95,862	—	95,887
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,187,500	8	110,962	—	110,970
Repurchase of early exercised stock options	—	—	(40,366)	—	—	—	—
Vesting of restricted stock and early exercised options	—	—	—	—	170	—	170
Stock-based compensation expense	—	—	—	—	2,526	—	2,526
Net loss and comprehensive loss	—	—	—	—	—	(40,725)	(40,725)
Balance—December 31, 2018	—	$-	36,760,536	$37	220,240	$(65,270)	$155,007

EIDOS THERAPEUTICS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(in thousands, except share and per share data)

	Redeemable convertible				Additional		Total stockholders'
	preferred stock		Common stock		paid in	Accumulated	equity
	Share	Amount	Share	Amount	capital	deficit	(deficit)
Balance—December 31, 2018	—	—	36,760,536	$37	$220,240	$(65,270)	$155,007
Issuance of common stock under employee stock plans	—	—	32,361	—	487	—	487
Issuance of common stock upon exercise of stock options and restricted stock	—	—	306,010	—	1,010	—	1,010
Issuance of common stock to Alexion Pharmaceuticals, Inc.	—	—	556,173	1	23,308	—	23,309
Issuance of common stock in at-the-market offering, net of offering costs of $48	—	—	385,613	—	23,927	—	23,927
Vesting of restricted stock and early exercised options	—	—	—	—	149	—	149
Stock-based compensation expense	—	—	—	—	5,373	—	5,373
Net loss and comprehensive loss	—	—	—	—	—	(37,835)	(37,835)
Balance—December 31, 2019	—	$—	38,040,693	$38	274,494	$(103,105)	$171,427

The accompanying notes are an integral part of these financial statements.

EIDOS THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net loss	$(37,835)	$(40,725)	$(11,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	56	4
Stock-based compensation expense	5,373	2,526	1,148
Accrued interest on Convertible Promissory Notes payable	—	48	—
Change in fair value of derivative liability	17	(100)	—
Change in fair value of redeemable convertible preferred stock tranche liabilities	—	630	(75)
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,628	—
Issuance of common stock in exchange for services and technology	—	7	5
Amortization of debt discount	108	963	—
Loss on disposal of asset	59	—	—
Gain on extinguishment of leasehold liability	(69)	—	—
Changes in assets and liabilities:
Related party receivable	(51)	33	(62)
Prepaid expenses and other current assets	(2,889)	(1,305)	(477)
Other assets	(5,708)	(752)	(174)
Accounts payable	1,195	1,390	472
Accrued expenses and other liabilities	8,015	1,416	1,070
Related party payable	60	(116)	313
Net cash used in operating activities	(31,648)	(33,301)	(9,717)

Cash Flows From Investing Activities:
Purchases of property and equipment	(227)	(150)	(53)
Net cash used in investing activities	(227)	(150)	(53)

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	63,875	12,993
Proceeds from long-term debt, net of debt discount and issuance costs	17,500	—	—
Payment of deferred financing costs	(348)	—	—
Proceeds from issuance of Convertible Promissory Notes payable	—	10,000	—
Proceeds from issuance of common stock under employee stock plan	487	160	—
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	1,010	96	318
Proceeds from the issuance of common stock in at-the-market offering	23,927	—	—
Proceeds from issuance of common stock to Alexion	23,309	—	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	110,970	—
Net cash provided by financing activities	65,885	185,101	13,311
Net increase in cash and cash equivalents	34,010	151,650	3,541
Cash and cash equivalents, beginning of period	157,147	5,497	1,956
Cash and cash equivalents, end of period	$191,157	$157,147	$5,497

Other supplemental information:
Interest paid	$74	—	—

Supplemental disclosure of non-cash activities:
Settlement of redeemable convertible preferred stock tranche liability through issuance of preferred stock	$—	$694	$240
Lease liability arising from the right of use asset	5,155
Vesting of restricted stock and early exercised options	149	170	38
Conversion of Convertible Promissory Notes payable and accrued interest into redeemable convertible preferred stock	—	14,354	—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	—	95,887	—
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	—	3,506	—
Embedded derivative liability	1,147
Tenant improvements paid by landlord	959	—	—

The accompanying notes are an integral part of these financial statements.

EIDOS THERAPEUTICS, INC.

Notes to Financial Statements

Note 1. Organization and description of business

Eidos Therapeutics, Inc., or the Company, was incorporated as an S corporation in the state of Delaware on August 6, 2013. The Company was converted into a C corporation on April 4, 2016 in conjunction with its Series Seed redeemable convertible preferred stock financing. The Company is advancing a drug candidate, AG10 to treat multiple forms of transthyretin, or TTR, amyloidosis, or ATTR which leads to organ damage, loss of organ function and eventual death from abnormal buildup of protein deposits predominantly in the heart and peripheral nervous system. AG10 is an orally-administered small molecule designed to potently stabilize tetrameric TTR, thereby halting at its outset the series of molecular events that give rise to ATTR. The Company has been primarily engaged in business planning, research and development, recruiting personnel, and raising capital. The Company is headquartered in San Francisco, California and it operates as one operating segment.

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $103.1 million as of December 31, 2019. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through December 31, 2019, the Company has financed its operations through private placements of redeemable convertible preferred stock, debt financings, an initial public offering (IPO) of common stock, through “at-the-market” offerings, and a licensing agreement with a third party.

On August 2, 2019, the Company filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement with Jefferies and SVB Leerink LLC (“Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  The Company issued 385,613 shares and received $23.9 million net proceeds under this offering as of December 31, 2019.

Based on current business plans and assuming no additional financing, the Company believes that its existing cash and cash equivalents will be sufficient to fund its cash requirements through at least the next twelve months from the date of these financial statements.  The Company will need to obtain additional financing in the future and may seek financing through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts for AG10 and other research and development activities. The Company may not be able to raise additional capital on terms acceptable to the Company, or at all, and any failure to raise capital as and when needed would compromise the Company’s ability to execute on our business plan and the Company may have to significantly delay, scale back, or discontinue the development of AG10 or curtail any efforts to expand the Company’s product pipeline.

Note 2.  Summary of significant accounting policies

Basis of preparation

These financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These financial statements include transactions with BridgeBio Pharma LLC and its affiliates (“BBP LLC”), a controlling stockholder in the Company. Upon the closing of the BBP LLC IPO on July 1, 2019, all unitholders of BridgeBio Pharma LLC exchanged their units for shares of common stock of BridgeBio Pharma, Inc.(“BridgeBio” or “BBP, Inc.”), and BridgeBio Pharma LLC became a wholly-owned subsidiary of BBP, Inc. (the “Reorganization”). As the sole managing member, BBP, Inc. operates and controls all of BridgeBio Pharma LLC’s businesses and affairs after the Reorganization.

For the periods presented, BBP, Inc. has provided consulting and management services to the Company in the ordinary course of business, including certain executive personnel, facility related costs, advisory services, insurance costs, and other general corporate expenses. These allocations were made based on direct usage, when identifiable, with the remainder allocated primarily based on a proportional share of headcount. The Company’s historical financial statements do not purport to reflect what the Company’s results of operations, financial position, or cash flows would have been if the Company had operated as an independent entity during the periods presented. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. For more information on the allocated costs and related party transactions, see Note 6.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition, the period of performance, identification of deliverables and evaluation of regulatory and royalty milestones with respect to our license agreement, the fair value of the Company’s common stock, stock-based compensation, the useful lives of fixed assets, accruals for research and development activities, and income taxes. Management bases its estimates on historical experience and on other relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Impairment of long-lived assets

The Company reviews long-lived assets, primarily comprised of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the estimated undiscounted future cash flows which the assets or asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets or asset groups exceeds the estimated fair value of the assets or asset groups. There have been no such impairments of long-lived assets for any of the periods presented.

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

Redeemable convertible preferred stock tranche liabilities

The Company determined that its obligations to issue additional shares of preferred stock upon the achievement of certain milestones or at the option of the respective holders of such shares represent freestanding financial instruments. These instruments initially measured at fair value and are subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations. There were no such liabilities outstanding at December 31, 2019 or 2018, respectively.

Embedded derivative liability and deemed dividend on Convertible Promissory Notes

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

Embedded derivative liability on Loan Agreement

The Company determined that the requirement in its SVB and Hercules Loan Agreement (see Note 5) to pay a fee (“Success Fee”)  upon certain events is an embedded derivative liability to be measured at fair value. The Success Fee amount is $1.0 million if conditions are met prior to November 13, 2021 and $2.0 million if conditions are met after November 13, 2021. The Company also determined that certain events of default provisions resulting in the prepayment of the loan or a change in the default rate of interest should also be recorded as an embedded derivative liability but were deemed immaterial for this reporting period due to the triggers being deemed unlikely. The compound embedded derivative related to the SVB and Hercules Loan Agreement is subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations.

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

Product supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they would be accounted for as separate performance obligations.

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

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 12) corresponding to the recognition of license revenue from Alexion.  Cost of license revenue does not include any allocated overhead costs.

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

Reclassifications

Certain amounts within the statements of operations and comprehensive loss and statements of cash flows for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position for any of the periods presented.

Recent accounting pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s balance sheets. In addition, the Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

ROU liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and ROU assets are based on the liabilities adjusted for any prepaid or deferred rent. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the adoption or lease commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straightline basis over the lease term and is included in operating expenses on the statements of operations. Variable lease payments include lease operating expenses. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. See discussion below in Note 13 for more detail on the Company's accounting policy with respect to lease accounting.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements

Recently issued accounting standards not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact that ASU 2018-13 will have on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, this ASU will now be effective for the Company beginning January 1, 2023; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the updated provisions and does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

Financial assets measured and recognized at fair value are as follows (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$191,157	$191,157	$—	$—
Total financial assets	$191,157	$191,157	$—	$—

Liabilities:
Embedded Derivative	$1,165	$—	$—	$1,165
Total financial liabilities	$1,165	$—	$—	$1,165

There were no financial liabilities at December 31, 2018.

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

Series B redeemable convertible preferred stock tranche liability

The fair value of the Series B redeemable convertible preferred stock tranche liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company estimated the fair value of the redeemable convertible preferred stock warrant liability using a PWERM that included probabilities of three scenarios, The PWERM included probabilities of three scenarios, including a scenario in which an IPO occurs in June 2018. The scenarios were weighted based on the Company’s estimate of each event occurring in deriving the estimated fair value. The redeemable convertible preferred stock warrant liability was remeasured upon the IPO using the value of the underlying share based on the IPO price less the warrant strike price. There was no activity for the year ended December 31, 2019.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument as follows (in thousands):

	Year Ended December 31,
	2018	2017
Redeemable convertible preferred stock tranche liability:
Beginning balance	$—	$315
Issuance of Series B redeemable convertible preferred stock tranche liability	64	—
Change in fair value upon revaluation recognized in other income (expense), net	630	(75)
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of redeemable convertible preferred stock	(694)	(240)
Ending balance	$—	$—

Redeemable convertible preferred stock warrant liability

The fair value of the redeemable convertible preferred stock warrant liability (see Note 5) is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company estimated the fair value of the redeemable convertible preferred stock warrant liability using the Black-Scholes option pricing model (see Note 8). There was no activity for the year ended December 31, 2019.  The following table sets forth a summary of the changes in the fair value of the Company’s redeemable convertible preferred stock warrant liability for the year ended December 31, 2018 (in thousands):

Year Ended December 31,
2018
Redeemable convertible preferred stock warrant liability:
Beginning balance	$—
Issuance of redeemable convertible preferred stock warrant liability	878
Change in fair value upon revaluation recognized in other income (expense), net	2,628
Reclassification of redeemable convertible preferred stock warrant liability to common stock at closing of initial public offering	(3,506)
Ending balance	$—

Embedded derivative liability in the convertible promissory notes payable

The Convertible Promissory Notes payable issued in February 2018 had a redemption feature which was determined to be an embedded derivative requiring bifurcation and separate accounting. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. Note that there was no activity for the year ended December 31, 2019.  The following table sets forth a summary of the changes in the fair value of the Company’s embedded derivative liability in the Convertible Promissory Notes payable (in thousands):

Year Ended December 31,
2018
Derivative instrument:
Beginning balance	$—
Initial fair value of the embedded derivative liability issued with the Convertible Promissory Notes payable	6,523
Change in fair value upon revaluation recognized in other income (expense), net	(100)
Settlement of the embedded derivative liability	(6,423)
Ending balance	$—

Embedded derivative liability in the loan payable

For the SVB and Hercules Loan entered in November 2019 (see Note 5) the Company determined that the requirement to pay a fee (“Success Fee”) upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The following table sets forth a summary of the changes in the fair value of the Company’s embedded derivative liability in the loan payable (in thousands):

Year Ended December 31,
2019
Derivative instrument:
Beginning balance	$—
Initial fair value of the embedded derivative liability issued with the Loan payable	1,148
Change in fair value upon revaluation recognized in other income (expense), net	17
Ending balance	$1,165

Note 4. Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$1,112	$86
Computer equipment	139	87
Office furniture and equipment	109	96
Total property and equipment, cost	1,360	269
Less: accumulated depreciation and amortization	(101)	(60)
Total property and equipment, net	$1,259	$209

All the Company’s property and equipment is located in the United States. Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $77,000, $56,000 and $4,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued research and development costs	$3,968	$2,055
Accrued employee related expenses	1,865	78
Liability for unvested stock, short-term	143	142
Accrued other current liabilities	433	302
Total accrued expenses and other current liabilities	$6,409	$2,577

As of December 31, 2019, and 2018, balances of $95,000 and $244,000, respectively, in other liabilities related to the long-term liability for unvested stock.

Lease liabilities

Lease liabilities consist of the following (in thousands):

December 31,
2019
Lease liabilities, current	$554
Lease liabilities, non-current	4,591
Total lease liabilities	$5,145

Note 5. Debt obligations

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

Silicon Valley Bank and Hercules loan agreement

On November 13, 2019, the Company entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2019.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2019). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

The Tranche A loan also provides for a $0.3 million commitment fee that was paid at closing and a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If the Company elects to prepay the Tranche A loan, there is also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan is secured by substantially all of the Company’s assets, except the Company’s intellectual property, which is the subject of a negative pledge.

Embedded derivatives and debt discounts

On issuance, the net carrying value of the Tranche A loan was  $16.1 million after deducting for various discounts on issuance of $2.5 million. The discounts relate to the recognition of a bifurcated compound embedded derivative liability of $1.1 million, the final payment charge of $1.0 million due on maturity, the $0.3 million commitment fee paid at closing and $0.1 million in other debt issuance costs.  The debt discounts are being amortized to interest expense over the life of the Tranche A loan using the effective interest rate method.

The Company determined that the requirement in its SVB and Hercules Loan Agreement to pay a  Success Fee in certain events is an embedded derivative liability requiring bifurcation from the Tranche A loan proceeds and separate accounting. The Success Fee amount is $1.0 million if conditions are met prior to November 13, 2021 and $2.0 million if conditions are met after November 13, 2021. The Company also determined that certain events of default provisions resulting in the prepayment of the loan or a change in the default rate of interest should also be recorded as an embedded derivative liability but were deemed immaterial for this reporting period due to the triggers being deemed unlikely.  The Company recorded a compound embedded derivative liability of $1.1 million on issuance, which was recorded as a derivative liability in other long-term liabilities on the balance sheet and as a corresponding debt discount.

The Company calculated the fair values of the derivative liability on issuance and as of December 31, 2019 based on a probability weighted valuation of certain event outcomes and discounted to the present value. The key valuation assumptions used consist of the discount rate of 11.6% and the probability of an underlying event triggering the Success Fee payment and the timing of such events. The derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net. The fair value of the derivative liability was approximately $1.2 million as of December 31, 2019 and was classified as other long-term liabilities on the balance sheet and there was a $17,000 change in the fair value of the derivative liability for the year ended December 31, 2019.

The facility fee, fair value of the bifurcated embedded derivative liability on issuance, and other debt issuance costs have been treated as debt discounts on the Company’s balance sheet and together with the final payment charge are being amortized to interest expense throughout the life of the Tranche A loan using the effective interest rate method.

As of December 31, 2019, the net carrying value of the Tranche A loan is $16.1 million.  As of December 31, 2019, there are unamortized debt discounts of $2.4 million. The Company recorded interest expense and amortization of the debt discount in the amount of $0.3 million on the Tranche A loan for the year ended December 31, 2019.

Future minimum payments

The following table presents future payments of principal, interest and final payment charge on the Tranche A loan as of December 31, 2019:

Year Ending December 31:
2020	$1,512
2021	2,961
2022	9,787
2023	8,622
Total	22,882
Less: amount representing interest	(4,340)
Less: unamortized debt discount associated with the issuance of a compound embedded derivative liability, final payment charge and other debt issuance costs	(2,430)
Total carrying value	$16,112

Note 6. Related party transactions

BridgeBio Pharma, Inc.

BBP, Inc. through its ownership of BBP LLC, is a controlling stockholder in the Company, as it owned 64.6% and 61% of the Company’s total outstanding shares as of December 31, 2019 and 2018, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with a subsidiary of BBP, Inc. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement effective as of May 1, 2017.

The Company incurred the following expenses under the applicable services agreement with BBP LLC (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rent	$(54)	$39	$76
Facility	—	121	65
Consulting	573	999	656
	$519	$1,159	$797

As of December 31, 2019, and 2018, the Company had outstanding receivables from BBP, Inc. of $85,000 and $34,000, respectively, related to providing services to other related companies of BBP, Inc. As of December 31, 2019, and 2018, the Company had outstanding liabilities due to BBP, Inc. of $0.3 million and $0.2 million, respectively.

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

The Company incurred the following research and development expenses for services under these consulting agreements and stock-based compensation (in thousands):

	Year Ended December 31,
	2019	2018	2017
Dr. Graef	$150	$150	$279
Dr. Alhamadsheh	115	115	244
	$265	$265	$523

Option award to Dr. Huh

In May 2018, the Company’s board of directors approved a grant to Dr. Huh (a member of the board of directors) of an option to purchase 83,720 shares of common stock pursuant to the Company’s Amended and Restated 2018 Stock Option and Incentive Plan (the “2018 Plan”). For the total 83,720 shares granted, 43,056 options were granted for director services.  The remaining 40,664 options were granted for consulting services provided to the Company. The option was subject to vesting in equal annual installments over three years from the grant date, subject to Dr. Huh’s continued service as a director through the applicable vesting dates. The award is subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Plan. Dr. Huh resigned from the Company’s board of directors in December 2018, at which time all options were cancelled.

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

Following the closing of the IPO, all outstanding shares of the Series Seed and Series B Preferred Stock converted into 24,025,270 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2019.

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

Note 9. Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2019	2018	2017
Redeemable convertible preferred stock outstanding, as converted	—	—	15,376,164
Options issued and outstanding	1,335,755	1,329,762	846,166
Options available for future grants	1,935,054	747,057	670,994
ESPP shares available for future grants	97,805	130,166	—
	3,368,614	2,206,985	16,893,324

On August 2, 2019, the Company filed a 2019 Shelf with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  The Company has issued 385,613 shares under this offering and received $23.9 million of net proceeds as of December 31, 2019.

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

Amended and Restated 2018 Stock Option and Incentive Plan

In May 2018, the Company’s board of directors and stockholders approved the Amended and Restated 2018 Stock Option and Incentive Plan, or the 2018 Plan, to replace the 2016 Plan, which became effective upon the IPO. The 2018 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the 2018 Plan, 598,000 shares of the Company’s common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of the Company at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Upon adoption of the 2018 Plan, no additional stock awards will be issued under the 2016 Plan. Options granted under the 2016 Plan that were outstanding on the date the 2018 plan became effective remain subject to the terms of the 2016 Plan. In December 2018, the Company’s board of directors approved an increase in the number of shares reserved under the 2018 Plan by 700,000 shares, and this increase was approved by the Company’s stockholders in June 2019. In December 2019, the Company’s board of directors approved an additional increase in the number of shares reserved under the 2018 Plan by 1,500,000 shares.  As of December 31, 2019, the Company has reserved 2,798,000 shares of common stock for issuance under the 2018 Plan, of which the 1,500,000 shares subject to the December 2019 increase remain subject to stockholder approval.

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

The fair value of the rights granted under the 2018 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Expected term in years	0.50	0.48
Expected volatility	63.06%	70.40%
Risk-free interest rate	2.32%	1.50%
Dividend yield	0%	0%

Stock options

Activity under the Company’s equity incentive plans is set forth below:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2018	747,057	1,329,762	$8.55	9.40	$6,928
Additional authorized	1,500,000	—	$-
Options granted	(365,573)	365,573	$34.51
Options exercised	—	(306,010)	$3.30
Options cancelled	53,570	(53,570)	$7.24
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options exercisable – December 31, 2019		241,289	$11.16	8.50	$11,155
Options vested and expected to vest – December 31, 2019		1,335,755	$16.91	8.77	$54,071

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in–the–money options. The total intrinsic value of options exercised was $12.3 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $5.2 million and $2.5 million, respectively.

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

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	6.07	6.08	5.83
Expected volatility	72.39%	71.99%	68.40%
Risk-free interest rate	1.95%	2.87%	2.27%
Dividend yield	0%	0%	0%
Weighted average fair value of share-based awards granted	$22.86	$8.46	$4.79

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. The fair value of the stock options granted to non-employees was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	6.09	9.20	9.66
Expected volatility	73.67%	73.87%	80.08%
Risk-free interest rate	2.49%	2.66%	2.41%
Dividend yield	0%	0%	0%

During the years ended December 31, 2019, 2018 and 2017, the Company granted 20,361, 35,880, and 569,252 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the years ended December 31, 2019, 2018 and 2017 of $0.1 million,    $1.7 million and $ 0.7 million, respectively.

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

As of December 31, 2019, and 2018, 524,513 and 896,034 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $238,000 and $386,000, respectively.

Restricted stock

In December 2017, the Company issued 390,546 shares of common stock for no consideration to the founders pursuant to the Series Seed Preferred Stock Purchase Agreement and Stanford License Agreement in connection with certain anti-dilution rights held by these parties. If the shares issued under the Stanford License Agreement represent less than 1% of the shares issued and outstanding common stock on an as-converted basis, the Company will issue additional common stock to the founders and Stanford University. The Company has the right to repurchase the common stock issued to the founders for these purposes at the fair value per share on the date of repurchase; this repurchase right lapses as the shares vest. The shares cliff vest 25% after one year and vest monthly thereafter over 36 months. As of December 31, 2019, and 2018, 170,866 and 268,504 shares remained subject to repurchase, respectively.

The Company recognizes stock-based compensation expense upon the approval of these awards by the board of directors in September 2017 as vesting provisions are not considered substantive due to the fair value repurchase right. Stock-based compensation expense related to the restricted stock is recognized based on the fair value of the stock on the approval date using the Black-Scholes pricing model. During the years ended December 31, 2019, 2018 and 2017, the Company recognized expense related to these awards of zero,  zero, and $0.2 million, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$2,313	$1,325	$519
General and administrative	$3,060	1,201	629
Total stock-based compensation expense	$5,373	$2,526	$1,148

	Year Ended December 31,
	2019	2018	2017
Stock option expense	$5,198	$2,404	$1,148
Employee Stock Plan	175	122	—
Total stock-based compensation expense	$5,373	$2,526	$1,148

As of December 31, 2019, there was $13.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

10. Income taxes

No provision for income taxes was recorded for the years ended December 31, 2019, 2018 and 2017. The Company has incurred net operating losses since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State income taxes	0.0%	0.0%	0.0%
Federal rate change impact due to Tax Act	0.0%	0.0%	-13.4%
Research and development credits	15.5%	3.2%	1.5%
Stock-based compensation	2.5%	-1.5%	-1.5%
Change in fair value of convertible note	0.0%	-1.6%	0.2%
Other	2.6%	-1.3%	-0.7%
Change in valuation allowance	-41.6%	-19.8%	-20.1%
	0.00%	0.00%	0.00%

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$20,925	$13,046
Research and development credits	9,415	1,680
Stock-based compensation	328	—
Lease liability	1,080	—
Other	23	37
Deferred tax assets before valuation allowance	31,771	14,763
Less: valuation allowance	(30,727)	(14,566)
Net deferred income tax assets	1,044	197
Deferred tax liabilities:
Stock-based compensation	—	(197)
Right of use assets	(842)	—
Fixed assets	(202)	—
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2019, the Company has net operating loss carryforwards of approximately $84.4 million and $45.8 million, respectively, available to reduce future taxable income, if any, for federal and California state income tax purposes. The net operating losses will begin to expire in 2037.

As of December 31, 2019, the Company has federal research and development credit carryforwards of $1.5 million, which will expire beginning in 2037 if not utilized. As of December 31, 2018, the Company has California research and development credit carryforwards of $1.0 million. The California research and development credits have no expiration date. As of December 31, 2019, the Company had federal orphan drug credits of $8.9 million available to offset future taxable income.

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The net increase in the valuation allowance for the years ended December 31, 2019 and 2018 was $16.2 million and $10.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, and projected future taxable income in making this assessment. Based on these factors, management has provided a full valuation allowance for its deferred tax assets.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$525	$166	$31
Additions based on tax positions related to current year	1,217	359	135
Balance at end of year	$1,742	$525	$166

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

	December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(37,835)	$(39,812)	$(11,941)
Denominator:
Weighted average common shares outstanding	37,114,930	22,037,363	4,324,525
Weighted average unvested common shares subject to repurchase	(490,238)	(670,368)	(727,852)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,624,692	21,366,995	3,596,673
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.86)	$(3.32)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the years ended December 31, 2019, 2018 and 2017 because their inclusion would be anti-dilutive:

	December 31,
	2019	2018	2017
Redeemable convertible preferred stock on an as-converted basis	—	—	15,376,164
ESPP shares	1,318	5,115	—
Options to purchase common stock	1,335,755	1,329,762	846,163
Common stock subject to vesting or repurchase	353,647	627,530	828,843
	1,690,720	1,962,407	17,051,170

12. License agreements

Alexion License Agreement

In September 2019, the Company entered into the Alexion License Agreement to develop, manufacture and commercialize the compound known as AG10 and any of its various chemical forms and any pharmaceutical products containing AG10 in Japan. Under the agreement, the Company received an upfront nonrefundable payment of $25.0 million.

The Company also entered into a stock purchase agreement with Alexion, under which the Company sold to Alexion 556,173 shares of the Company’s common stock at a price per share of $44.95, for an aggregate purchase price of approximately $25.0 million.  The excess of the purchase price over the value of the Company’s shares, determined based on the closing price of a share of the Company’s common stock of $41.91 as reported on The Nasdaq Global Select Market as of the date of execution, was $1.7 million and recognized in revenue as part of the upfront payment as discussed below.  The discount for lack of marketability (“DLOM”) was applied in accordance with ASC 820 on the date of issuance, and as a result the Company recorded a premium of $1.7 million in license revenue.

The Company is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones.  The Company will also receive low double-digit royalty payments based on net sales of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into market.  The Company is also in discussions with Alexion on a supply agreement that has not yet been finalized as of the period ending December 31, 2019.

The Company accounted for the Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, the Company will enter into clinical and commercial supply agreements for the licensed territory. The Company determined that the optional right to future products under these supply agreements is not considered to represent a material right. The Company recognized the $25.0 million upfront fee and $1.7 million premium paid for the Company’s stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the Alexion License Agreement in September 2019. The Company determined that the license was a right to use the Company’s intellectual property and as of the effective date, the Company had provided all necessary information to Alexion to benefit from the license and the license term had begun.

The Company considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. The Company excluded the regulatory milestones from the transaction price because the Company determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of the Company’s control. As the sales-based royalties are all related to the license of the IP, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Additionally, during the year ended December 31, 2019, the Company recognized $26.7 million in revenue related to the Alexion License Agreement.

Acquired license

Stanford License Agreement

In April 2016, the Company entered into an exclusive license agreement (the “Stanford License Agreement”) with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”), relating to the Company’s drug discovery and development initiatives. Under this agreement, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds. The Company paid an upfront license payment of $25,000 in April 2016, which was recorded as general and administrative expense and also issued 56,809 shares of common stock.

In March 2017, the Company paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017. The Company may also be required to make future payments of up to approximately $1.0 million to Stanford upon achievement of specific intellectual property, clinical and regulatory milestone events, as well as pay royalties in the low single digits on future net sales, if any. In addition, the Company is obligated to pay Stanford a percentage of non-royalty revenue received by the Company from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. In March 2018, the Company recorded $50,000 under the Stanford License Agreement in connection with the achievement of a development milestone.   During the years ended December 31, 2019, 2018, and 2017, the Company recognized milestone related expense of $0.2 million, $0.1 million, and $10,000, respectively, in connection with this agreement.

Under the Stanford License Agreement, the Company will pay Stanford a percentage of all non-royalty sublicensing consideration attributable to the sublicense of the licensed compounds. The Stanford License Agreement states that if this event occurs in the third year, 10% is payable to Stanford.  During the year ended December 31, 2019, the Company recognized expense of $2.5 million incurred under the Stanford License Agreement related to the recognition of license revenue from Alexion, which was recorded as cost of license revenue.

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

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of the Company’s prior lease. Upon the commencement of the amended lease, the Company recognized $56,000 in tenant improvements from the prior lease as expense, a gain on extinguishment of the previous lease liability of $69,000, and wrote-off the total ROU assets and lease liabilities of $1.0 million and $1.0 million, respectively.  As of December 31, 2019, total ROU assets and lease liabilities per the amended lease were approximately $4.0 million and $5.1 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Year Ended December 31, 2019
Cash payments over lease term (in thousands)	$6,296
Weighted average remaining lease term (months)	82
Weighted average discount rate (1)	6%

(1)

Because the rate implicit in our lease was not readily determinable, the Company used the Company’s incremental borrowing rate.  In determining our incremental borrowing rate for each lease, we considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to our creditworthiness, the impact of collateralization and the term of each of our lease agreements

Future minimum lease payments as of December 31, 2019 are as follows (in thousands):

Operating
Year	Lease Commitments
2020	$844
2021	869
2022	896
2023	922
2024	950
Thereafter	1,815
$6,296

The Company’s rent expense for the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $0.4 million and $0.1 million, respectively. The amounts include amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 6).

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

14. Subsequent Events

Subsequent to the year ended December 31, 2019, the Company has issued an additional 448,755 shares of common stock in “at-the-market” offerings under the 2019 Shelf and received $23.8 million of net proceeds.

15. Supplementary Financial Data (unaudited)

The following table presents the selected quarterly financial data for the years ended December 31, 2019 and 2018:

	Statements of Operations Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2019
Income (loss) from operations	$(12,584)	$(14,794)	$6,251	$(19,324)
Net income (loss) attributable to common stockholders	$(11,733)	$(14,053)	$6,931	$(18,980)
Net income (loss) per share of common stock attributable to common stockholders, basic	$(0.32)	$(0.39)	$0.19	$(0.51)
Net income (loss) per share of common stock attributable to common stockholders, diluted	$(0.32)	$(0.39)	$0.18	$(0.51)
2018
Loss from operations	$(7,997)	$(8,089)	$(10,988)	$(10,705)
Net loss attributable to common stockholders	$(7,963)	$(11,381)	$(10,614)	$(9,854)
Net loss per share of common stock attributable to common stockholders, basic and diluted	$(1.81)	$(1.40)	$(0.30)	$(0.27)