Form 10-Q
period 2020-03-31
Eidos Therapeutics, Inc.
filed 2020-05-08
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38533

EIDOS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3733671
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Montgomery Street, Suite 2000 San Francisco, CA	94104
N/A	N/A
(Former address, if changed since last report)	(Former Zip Code)

Registrant’s telephone number, including area code: (415) 887-1471

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EIDX	The Nasdaq Global Select Market

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

As of May 5, 2020, the registrant had 38,537,341 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$196,515	$191,157
Related party receivable	125	85
Prepaid expenses and other current assets	3,952	4,678
Total current assets	200,592	195,920
Property and equipment, net	1,283	1,259
Operating lease, right of use asset	3,897	4,010
Other assets	2,825	2,631
Total assets	$208,597	$203,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,972	$3,151
Related party payable	323	316
Lease liabilities	569	554
Accrued expenses and other current liabilities	6,956	6,409
Total current liabilities	11,820	10,430
Debt, non-current	16,316	16,112
Lease liabilities, non-current	4,443	4,591
Embedded derivative	1,103	1,165
Other liabilities	63	95
Total liabilities	33,745	32,393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 38,528,841 and 38,040,693 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	39	38
Additional paid-in-capital	300,742	274,494
Accumulated deficit	(125,929)	(103,105)
Total stockholders’ equity	174,852	171,427
Total liabilities and stockholders' equity	$208,597	$203,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Research and development (includes related party expense (benefit) of $(242) and $94 for the three months ended March 31, 2020 and 2019, respectively)	$17,575	$8,549
General and administrative (includes related party expense of $285 and $79 for the three months ended March 31, 2020 and 2019, respectively)	5,311	4,035
Total operating expenses	22,886	12,584
Loss from operations	(22,886)	(12,584)
Interest expense	(518)	-
Other income (expense), net	580	851
Net and comprehensive loss	$(22,824)	$(11,733)
Net loss per share - basic and diluted	$(0.60)	$(0.32)
Weighted-average shares used in computing net loss per share - basic and diluted	38,009,621	36,175,523

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2020 (Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	capital	deficit	equity
Balance—December 31, 2019	38,040,693	$38	$274,494	$(103,105)	$171,427
Issuance of common stock upon exercise of stock options and restricted stock	39,393	—	192	—	192
Issuance of common stock in at-the-market offering, net offering cost of $24	448,755	1	24,093	—	24,094
Vesting of restricted stock and early exercised options	—	—	36	—	36
Stock-based compensation expense	—	—	1,927	—	1,927
Net loss	—	—	—	(22,824)	(22,824)
Balance—March 31, 2020	38,528,841	$39	$300,742	$(125,929)	$174,852

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2019 (Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	capital	deficit	equity
Balance—December 31, 2018	36,760,536	37	$220,240	$(65,270)	$155,007
Issuance of common stock upon exercise of stock options and restricted stock	50,533	—	25	—	25
Vesting of restricted stock and early exercised options	—	—	38	—	38
Stock-based compensation expense	—	—	964	—	964
Net loss	—	—	—	(11,733)	(11,733)
Balance—March 31, 2019	36,811,069	$37	$221,267	$(77,003)	$144,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(22,824)	$(11,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	15
Stock-based compensation expense	1,927	964
Amortization of debt discount and issuance costs	204	—
Change in fair value of derivative liability	(62)	—
Loss on disposal of asset	—	(2)
Changes in assets and liabilities:
Related party receivable	(40)	(38)
Prepaid expenses and other current assets	726	(371)
Other assets	(81)	(1,719)
Accounts payable	821	1,256
Accrued expenses and other liabilities	418	1,369
Related party payable	7	151
Net cash used in operating activities	(18,877)	(10,108)

Cash Flows From Investing Activities:
Purchases of property and equipment	(51)	—
Net cash used in investing activities	(51)	—

Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon exercise of stock options and restricted stock	192	25
Proceeds from the issuance of common stock in at-the-market offering	24,094	—
Net cash provided by financing activities	24,286	25
Net increase (decrease) in cash and cash equivalents	5,358	(10,083)
Cash and cash equivalents, beginning of period	191,157	157,147
Cash and cash equivalents, end of period	$196,515	$147,064

Other supplemental information
Interest paid	$518	$—

Supplemental disclosure of non-cash activities:
Lease liability arising from the right of use asset	$—	$1,187
Vesting of restricted stock and early exercised options	36	38

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements (Unaudited)

Note 1. Organization and description of business

Eidos Therapeutics, Inc., or the Company, was incorporated as an S corporation in the state of Delaware on August 6, 2013. The Company is advancing a drug candidate, AG10 to treat transthyretin, or TTR, amyloidosis, or ATTR, which leads to organ damage, loss of organ function and eventual death from abnormal buildup of protein deposits predominantly in the heart and peripheral nervous system. AG10 is an orally-administered small molecule designed to potently stabilize tetrameric TTR, thereby halting at its outset the series of molecular events that give rise to ATTR. The Company has been primarily engaged in business planning, research and development, recruiting personnel, and raising capital. The Company is headquartered in San Francisco, California and it operates as one operating segment.

The Company is currently enrolling patients in a Phase 3 clinical trial of AG10 in patients with ATTR cardiomyopathy and planning a second Phase 3 clinical trial in patients with ATTR polyneuropathy. Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company has experienced impacts on its clinical trials, including delays in clinical site activations and enrollment of patients. The Company continues to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that the Company determines are in the best interests of public health and safety and that of its patient community, employees, partners, suppliers and stockholders. Depending on the full impact and prevalence of COVID-19 over time, the Company currently expects enrollment of the Phase 3 clinical trial in ATTR-CM to be completed in the first half of 2021 and initiation of the Phase 3 clinical trial in ATTR-PN to occur in the second half of 2020.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $125.9 million as of March 31, 2020. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through March 31, 2020, the Company has financed its operations through private placements of redeemable convertible preferred stock, convertible promissory notes, an initial public offering (IPO) of common stock, at-the-market offerings of common stock and a licensing agreement with a third-party.

On August 2, 2019, the Company filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement (“2019 Sales Agreement”) with Jefferies and SVB Leerink LLC (“Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  The Company issued 448,755 shares and received $24.1 million in net proceeds under the 2019 Sales Agreement as of March 31, 2020.

Based on current business plans and assuming no additional financing, the Company believes that its existing cash and cash equivalents will be sufficient to fund its cash requirements through at least the next twelve months from the date of these financial statements. The Company will need to obtain additional financing in the future and may seek financing through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of the Company’s clinical development efforts for AG10 and other research and development activities.  In addition, the Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its financial and operating results. The Company will continue to assess its operating expenses and cash and cash equivalents and, if circumstances warrant, the Company will make appropriate adjustments to its operating plan. The Company may not be able to raise additional capital on terms acceptable to the Company, or at all, and any failure to raise capital as and when needed would compromise the Company’s ability to execute on our business plan and the Company may have to significantly delay, scale back, or discontinue the development of AG10 or curtail any efforts to expand the Company’s product pipeline.

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

For the periods presented, BBP LLC has provided consulting and management services to the Company in the ordinary course of business, including certain executive personnel, facility related costs, advisory services, insurance costs, and other general corporate expenses and the Company has provided consulting and management services to BBP LLC and affiliates. These allocations were made based on direct usage, when identifiable, with the remainder allocated primarily based on a proportional share of headcount. The Company’s historical financial statements do not purport to reflect what the Company’s results of operations, financial position, or cash flows would have been if the Company had operated as an independent entity during the periods presented. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. For more information on the allocated costs and related party transactions, see Note 7.

Unaudited interim condensed financial statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future year or interim period.

The accompanying unaudited interim condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2020.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition, including deductions from revenues (cost of license revenues), the period of performance, identification of deliverables and evaluation of regulatory and royalty milestones with respect to our license agreement, the fair value of the embedded derivative liability, the assumptions used to estimate the fair value of stock-based compensation, useful lives of fixed assets, accruals for research and development activities, and income taxes. Management bases its estimates on historical experience and on other relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All the Company’s funds are held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Cash and cash equivalents

All highly-liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $196.5 million and $191.2 million, respectively. The Company’s cash equivalents are invested in highly-rated money market funds.

Fair value of financial instruments

The carrying amount of the Company’s short-term financial instruments, including accounts payable and accrued expenses and other payables, approximate fair value due to their short-term maturities. See Note 3 Fair value measurements regarding the fair value of the Company’s embedded derivative liability related to its convertible promissory notes.

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

Embedded derivative liability on Loan Agreement

For the SVB and Hercules Loan Agreement entered into in November 2019 (see Note 5), the Company elected to pay a fee (“Success Fee”) upon certain events which is recorded as an embedded derivative liability to be measured at fair value. The Success Fee amount is $1.0 million if conditions are met prior to November 13, 2021 and $2.0 million if conditions are met after November 13, 2021. The Company also determined that certain events of default provisions resulting in the prepayment of the loan or a change in the default rate of interest should also be recorded as an embedded derivative liability but were deemed immaterial for all periods presented due to the triggers being deemed unlikely. The compound embedded derivative related to the SVB and Hercules Loan Agreement is subject to remeasurement with changes in fair value recognized in other income (expense), net in the statements of operations.

Net income (loss) attributable to common stockholders and net income (loss) per share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders, by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and without consideration for potentially dilutive securities. Diluted net loss per common share is the same as basic net loss attributable to common stockholders per share since the effects of potentially dilutive securities are antidilutive given the Company’s loss position.

Recently issued accounting standards adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company has adopted this disclosure requirement for the quarter ended March 31, 2020 (see Note 3 below).

Recently issued accounting standards not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, this ASU will now be effective for the Company beginning January 1, 2023; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the updated provisions and does not anticipate that the adoption of this standard will have a material impact on its condensed financial statements.

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

Financial assets and liabilities measured and recognized at fair value are as follows (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$196,515	$196,515	$—	$—
Total financial assets	$196,515	$196,515	$—	$—

Liabilities:
Embedded derivative	$1,103	$—	$—	$1,103
Total financial liabilities	$1,103	$—	$—	$1,103

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$191,157	$191,157	$—	$—
Total financial assets	$191,157	$191,157	$—	$—

Liabilities:
Embedded derivative	$1,165	$—	$—	$1,165
Total financial liabilities	$1,165	$—	$—	$1,165

Since the embedded derivative liability is the Company’s only Level 3 financial instrument, the following disclosure regarding the embedded derivative liability outlines the activity related to Level 3 financial liabilities of the Company.

Embedded derivative liability in the loan payable

For the SVB and Hercules Loan Agreement entered into in November 2019 (see Note 5), the Company determined that the requirement to pay a Success Fee upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The embedded derivative liability was $1.1 million at inception in November 2019 and $1.2 million for the year ended December 31, 2019. The following table sets forth a summary of the changes in the fair value of the Company’s embedded derivative liability in the loan payable during the quarter ended March 31, 2020 (in thousands):

March 31,
2020
Derivative instrument:
Beginning balance	$1,165
Change in fair value upon revaluation recognized in other income (expense), net	(62)
Ending balance	$1,103

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range of probability
Dollars in thousands
March 31, 2020	$1,103	Appraisal	Appraisal adjustments	0%-75%
December 31, 2019	$1,165	Appraisal	Appraisal adjustments	0%-75%

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leasehold improvements	$1,114	$1,112
Computer equipment	166	139
Office furniture and equipment	131	109
Total property and equipment, cost	1,411	1,360
Less: accumulated depreciation and amortization	(128)	(101)
Total property and equipment, net	$1,283	$1,259

The Company recognized $27,000 and $15,000 of depreciation and amortization expense during the three months ended March 31, 2020 and 2019.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development costs	$5,504	$3,968
Accrued employee related expenses	730	1,865
Liability for unvested stock, short-term	138	143
Accrued other current liabilities	584	433
Total accrued expenses and other current liabilities	$6,956	$6,409

As of March 31, 2020 and December 31, 2019, $63,000 and $95,000, respectively, related to the long-term liability for unvested stock were recorded in other liabilities.

Lease liabilities

Lease liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Lease liabilities, current	$569	$554
Lease liabilities, non-current	4,443	4,591
Total lease liabilities	$5,012	$5,145

Note 5. Debt obligation

Silicon Valley Bank and Hercules loan agreement

On November 13, 2019, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (“SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of March 31, 2020.

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

Embedded derivatives and debt discounts

On issuance, the net carrying value of the Tranche A loan was  $16.1 million after deducting for various discounts on issuance of $1.4 million. The debt included discounts and other issuance type costs related to the recognition of a bifurcated compound embedded derivative liability of $1.1 million treated as a debt discount, the final payment charge of $1.0 million due on maturity, the $0.3 million commitment fee paid at closing treated as a debt discount and $0.1 million in other debt issuance costs.  The debt discounts are being amortized to interest expense over the life of the Tranche A loan using the effective interest rate method.

The Company determined that the requirement in its SVB and Hercules Loan Agreement to pay a Success Fee in certain events is an embedded derivative liability requiring bifurcation from the Tranche A loan proceeds and separate accounting. The Success Fee amount is $1.0 million if conditions are met prior to November 13, 2021 and $2.0 million if conditions are met after November 13, 2021. The Company also determined that certain events of default provisions resulting in the prepayment of the loan or a change in the default rate of interest should also be recorded as an embedded derivative liability but were deemed immaterial for all periods presented due to the triggers being deemed unlikely. The Company recorded a compound embedded derivative liability of $1.1 million on issuance, which was recorded as a derivative liability in other long-term liabilities on the balance sheet and as a corresponding debt discount.

The Company calculated the fair values of the derivative liability on issuance and as of December 31, 2019 based on a probability weighted valuation of certain event outcomes and discounted to the present value. The key valuation assumptions used consist of the discount rate of 11.6% and the probability of an underlying event triggering the Success Fee payment and the timing of such events. The derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net. The fair value of the derivative liability was approximately $1.1 million and $1.2 million as of March 31, 2020 and December 31, 2019 and was classified as other long-term liabilities on the balance sheet. There was a change in the fair value of the derivative liability of $62,000 for the three months ended March 31, 2020.

The facility fee, fair value of the bifurcated embedded derivative liability on issuance, and other debt issuance costs have been treated as debt discounts on the Company’s balance sheet and together with the final payment charge are being amortized to interest expense throughout the life of the Tranche A loan using the effective interest rate method. As of March 31, 2020 and December 31, 2019, the net carrying value of the Tranche A loan was $16.3 million and $16.1 million.

As of March 31, 2020 and December 31, 2019, there were unamortized debt discounts of $2.2 million and $2.4 million. The Company recorded interest expense and amortization of the debt discount in the amount of $0.5 million on the Tranche A loan for the three months ended March 31, 2020.

Future minimum payments

The following table presents future payments of principal, interest and final payment charge on the Tranche A loan as of March 31, 2020:

Year Ending December 31:
2020 (remainder of the year)	$1,136
2021	2,961
2022	9,786
2023	8,621
Total	22,504
Less: amount representing interest	(3,963)
Less: unamortized debt discount associated with the issuance of a compound embedded derivative liability, final payment charge and other debt issuance costs	(2,225)
Total carrying value	$16,316

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio through its ownership of BBP LLC, is a controlling stockholder in the Company, as it owned 63.8% and 64.6% of the Company’s total outstanding shares as of March 31, 2020 and December 31, 2019, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC and the Company also provides similar services to BBP LLC and affiliates. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement that was effective as of May 1, 2017.

The Company incurred the following benefits and expenses under the agreement with BBP LLC (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Rent	$(25)	$(3)
Facility	(31)	79
Consulting	99	97
	$43	$173

As of March 31, 2020 and December 31, 2019, the Company had outstanding receivables from BBP LLC of $0.1 million and $85,000, respectively, related to providing services to other related companies of BBP LLC. As of March 31, 2020 and December 31, 2019, the Company had outstanding liabilities due to BBP LLC of $0.3 million and $0.3 million, respectively.

Note 7. Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	As of March 31,
	2020	2019
Options issued and outstanding	1,382,868	1,307,729
Options available for future grants	1,848,548	718,557
Employee Stock Purchase Plan shares available for future grants	97,805	130,166
Total	3,329,221	2,156,452

Stock options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(93,798)	93,798	$51.57
Options exercised	—	(39,393)	$4.89
Options cancelled	7,292	(7,292)	$16.88
Outstanding — March 31, 2020	1,848,548	1,382,868	$19.60	8.63	$40,642
Options exercisable – March 31, 2020		285,005	$11.95	8.31	$10,557
Options vested and expected to vest – March 31, 2020		1,382,868	$19.60	8.63	$40,642

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term in years	6.05	6.08
Expected volatility	71.38%	72.91%
Risk-free interest rate	1.15%	2.60%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$32.66	$11.14

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term in years	6.05	6.08
Expected volatility	71.38%	73.54%
Risk-free interest rate	1.44	2.74%
Dividend yield	—	—

During the three months ended March 31, 2020 and 2019, the Company granted 465 and 18,500 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the three months ended March 31, 2020 and 2019 of $0.2 million, and $0.0 million, respectively.

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

As of March 31, 2020, and December 31, 2019, 431,807 and 524,513 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $201,000 and $238,000, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$915	$452
General and administrative	1,012	512
Total stock-based compensation expense	$1,927	$964

As of March 31, 2020, there was $14.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 Plan and the Company’s Amended and Restated 2018 Stock Option

and Incentive Plan. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.83 years.

Note 8. Net income (loss) per share

The basic and diluted net income per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders	$(22,824)	$(11,733)
Denominator:
Weighted average common shares outstanding	38,329,095	36,768,213
Weighted average unvested common shares subject to repurchase	(319,474)	(592,690)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,009,621	36,175,523
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.32)

The following shares of potentially dilutive securities have been excluded from the diluted net loss per share computations for the three months ended March 31, 2020 and 2019 because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Employee stock purchase plan shares	5,351	20,937
Options to purchase common stock	1,382,868	1,307,729
Common stock subject to vesting or repurchase	285,341	558,543
Total	1,673,560	1,887,209

Note 9. License agreements

Alexion license agreement

In September 2019, the Company entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop, manufacture and commercialize the compound known as AG10 and any of its various chemical forms and any pharmaceutical products containing AG10 in Japan. Under the agreement, the Company received an upfront nonrefundable payment of $25.0 million.

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

The Company is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones.  The Company will also receive low double-digit royalty payments based on net sales of AG10 in Japan.  The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into market.  The Company is also in discussions with Alexion on a supply agreement that has not yet been finalized as of the period ending March 31, 2020.

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

During the three months ended March 31, 2020, the Company did not recognize any revenue related to the license agreement.

Acquired license

Stanford license agreement

In April 2016, the Company entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford”), relating to the Company’s drug discovery and development initiatives. Under this agreement, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds. In consideration for the license the Company paid an upfront license payment of $25,000 in April 2016 and also issued 56,809 shares of common stock.

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

During the three months ended March 31, 2020 and 2019, the Company recognized milestone related expense of $0.0 million and $0.2 million, respectively, in connection with this agreement.

Under the license agreement with Stanford, the Company will pay Stanford a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford.  During the year ended December 31, 2019, the Company recognized expense of $2.5 million related to the Alexion license agreement recorded as cost of license revenue.

Note 10. Commitments and contingencies

Lease arrangements

In September 2017, the Company entered into a one-year operating lease, which continues currently on a month-to-month basis, for laboratory facilities in San Francisco, California. In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $158,000 as collateral for the lease, which is included in non-current assets on the condensed balance sheet at September 30, 2019.

On March 27, 2019 the Company entered into an amendment to the lease dated November 14, 2017 and the new lease commenced in August 2019. In connection with the amendment, the Company leases 10,552 rentable square feet. The amended lease is for 87 months and has $6.4 million of payments under this lease.

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of the Company’s prior lease. Upon the commencement of the amended lease, the Company recognized $56,000 in tenant improvements from the prior lease as expense, a gain on extinguishment of the previous lease liability of $69,000, and wrote-off the total ROU assets and lease liabilities of $1.0 million and $1.0 million, respectively.  As of March 31, 2020 total ROU assets and lease liabilities per the amended lease were approximately $3.9 million and $5.0 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Three months ended March 31, 2020
Cash payments over lease term (in thousands)	$6,088
Weighted average remaining lease term (months)	79
Weighted average discount rate (1)	6%
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

Future minimum lease payments as of March 31, 2020 are as follows (in thousands):

Operating
Year	Lease Commitments
2020 (remaining nine months)	$636
2021	869
2022	895
2023	922
2024	950
Thereafter	1,816
Total	6,088

The Company’s rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019. The amounts include the amounts incurred pursuant to the service agreement with BridgeBio Services, Inc., an affiliate of BridgeBio Pharma LLC (see Note 7).

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

Note 11. Income taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21%, to pre-tax income primarily due to (i) an increase in uncertain tax positions related to tax credits generated during the quarter and (ii) for the three months ended March 31, 2020 and 2019, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations. If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. At December 31, 2019, the Company maintained a full valuation allowance on its net deferred tax assets. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of March 31, 2020, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

In June 2019, the Company entered into a tax sharing agreement with BridgeBio Pharma, Inc. Based on the agreement, in the case that the Company and BridgeBio Pharma, Inc. file a consolidated or combined tax return and BridgeBio Pharma, Inc. utilizes the Company’s tax attributes, BridgeBio Pharma, Inc. will pay the Company the tax benefit it takes on a “with and without” basis. Based on the current ownership structure at March 31, 2020, the Company and BridgeBio Pharma, Inc. may qualify for filing a consolidated or combined tax returns in certain tax jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC) on February 26, 2020 (the “Annual Report”).

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

Overview

We are a clinical stage biopharmaceutical company focused on addressing the large and growing unmet need caused by transthyretin, or TTR, amyloidosis, or ATTR. We are advancing our product candidate, AG10, to treat ATTR, a progressive and fatal family of diseases.

Our financial information includes allocations of expenses attributable to certain corporate functions that were provided to us by BridgeBio and its affiliates and services we provide to BridgeBio and its affiliates, including expenses attributable to certain executive personnel, facility-related costs, advisory services, insurance costs and other general corporate expenses. These allocations were made based on direct usage or estimates which are considered to be reasonable by our management and in accordance with our services agreement with BridgeBio. We have moved into our own leased facility and expect to reduce the services provided by BridgeBio as we hire additional personnel.

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

We have incurred net losses of $37.8 million during the year ended December 31, 2019 and $22.8 million during the three months ended March 31, 2020 and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $125.9 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, AG10, begin to commercialize AG10, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

On August 2, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (“2019 Sales Agreement”) with Jefferies and SVB Leerink LLC (“Sales Agent”), to provide for our offering, issuance and sale of up to an aggregate offering price of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. We issued 448,755 shares and received $24.1 million net proceeds under this offering during the quarter ended March 31, 2020.

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

As of March 31, 2020, we had $196.5 million in cash and cash equivalents.

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

We experienced impacts on certain aspects of our business, including delays in activation of clinical sites and enrollment of patients in our clinical trials, during the quarter ended March 31, 2020 due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19). We are currently enrolling patients in a Phase 3 clinical trial of AG10 in patients with ATTR cardiomyopathy and planning a second Phase 3 clinical trial in patients with ATTR polyneuropathy. Depending on the full impact and prevalence of COVID-19 over time, we currently expect enrollment of the Phase 3 clinical trial in ATTR-CM to be completed in the first half of 2021 and initiation of the Phase 3 clinical trial in ATTR-PN to occur in the second half of 2020. The ultimate impacts of the COVID-19 pandemic on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of the COVID-19 pandemic on global business operations and economic conditions may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Clinical development	$9,483	$3,764
Contract manufacturing	3,935	2,337
Preclinical, discovery and other research and development costs	577	692
Compensation and related personnel costs	3,333	1,657
Facility and other costs	247	99
	$17,575	$8,549

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to conduct research and development activities related to AG10 and advance AG10 into later stages of clinical development, including our ongoing and planned Phase 2 and Phase 3 clinical trials of AG10 in ATTR-CM and ATTR-PN and any subsequent preclinical or clinical development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of AG10 is highly uncertain. In addition, we believe that delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as increased frequency of home visits, as a result of the COVID-19 pandemic, could increase our expenditures, although it is difficult to predict the full effects of the COVID-19 pandemic on our research and development activities at this time. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of our product candidate, if at all.

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

Interest expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements. Refer to Note 6 Debt obligation, for further information on our loan agreements. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the debt issuance costs capitalized on our balance sheet.

Other income (expense), net

Other income (expense), net primarily includes interest income during the three months ended March 31, 2020 and 2019.

Comparison of the three months ended March 31, 2020 and 2019

Research and development expense

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2020	2019	$	%
Research and development	$17,575	$8,549	9,026	106%

Research and development expense increased by $9.0 million, or 106%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to an increase of $7.3 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, and an increase in personnel costs of $1.2 million, and an increase in stock-based compensation costs of $0.5 million.

General and administrative expense

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2020	2019	$	%
General and administrative	$5,311	$4,035	1,276	32%

General and administrative expense increased by $1.3 million, or 32%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to an increase in marketing costs of $1.3 million, an increase in stock-based compensation of $0.5 million, an increase of related party costs of $0.5 million, an increase of $0.2 million other expenses due to an increase in costs for director and officers insurance, and an increase of $0.1 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, offset by a decrease of $1.3 million in professional service fees and consulting services.

Interest expense

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2020	2019	$	%
Interest expense	$(518)	$—	(518)	100%

Interest expense of $0.5 million during the three months ended March 31, 2020 was related to the obligations under the SVB and Hercules Loan Agreement, whereby we are required to pay interest for money received. This also reflects amortization of issuance costs and debt discount, accretion of the end of term payment and change in the derivative liability, which were not present during the three months ended March 31, 2019.

Other income (expense), net

	Three Months Ended March 31,		Increase (Decrease)
in thousands	2020	2019	$	%
Other income (expense), net	$580	$851	(271)	-32%

Other income (expense), net was an income of $0.6 million during the three months ended March 31, 2020, compared to an income of $0.9 million during the three months ended March 31, 2019. The decrease in other income during the three months ended March 31, 2020 reflected the decrease of interest income related to our money market funds due to the decrease in interest rates.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  There were no significant changes to our critical accounting policies disclosed in our audited financial statements as of December 31, 2019. We believe that the accounting policies discussed are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of March 31, 2020, we had $196.5 million of cash and cash equivalents and an accumulated deficit of $125.9 million.  In September 2019, we received $50.0 million in aggregate cash proceeds from Alexion upon the execution of the License Agreement and Stock Purchase Agreement.  In November 2019, we entered into the SVB and Hercules Loan Agreement and drew proceeds of $17.5 million in debt financing. We also issued 448,755 shares and received $24.1 million net proceeds under our 2019 Shelf during the quarter ended March 31, 2020.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(18,877)	$(10,108)
Net cash used in investing activities	$(51)	$-
Net cash provided by financing activities	$24,286	$25

Cash flows from operating activities

During the three months ended March 31, 2020, cash used in operating activities was $18.9 million and consisted primarily of a net loss of $22.8 million. Our non-cash charges of $2.1 million primarily consisted of stock-based compensation expense. The change in our net operating assets of $1.9 million was primarily due to an increase in accounts payable and accrued expenses of $1.2 million, as a result of an increase in operating expenses and timing of payments and an increase of prepaid expenses and other current and non-current assets of $0.6 million, due to the timing of payments and the timing of activities for which payments were made.

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

Cash flows from investing activities

During the three months ended March 31, 2020 and March 31, 2019, cash used in investing activities was $0.1 million and $0.0 million; respectively, which consisted of our purchase of property and equipment for our office and employees.

Cash flows from financing activities

During the three months ended March 31, 2020, cash provided by financing activities was $24.3 million; which consisted of $24.1 million from proceeds from the issuance of common stock under our at-the-market offering facility; $0.2 million due to the receipt of funds from stock purchases under our employee stock purchase plan and the exercise of common stock options.

During the three months ended March 31, 2019, cash provided by financing activities was $25,000 related to the receipt of funds from the exercise of common stock options and restricted stock.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report.

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

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements refer to Note 2 of Notes to Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

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

Our management, with the participation of our Chief Executive Officer, who currently serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the year ended December 31, 2019, and three months ended March 31, 2020 were $37.8 million and $22.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $125.9 million. We have not generated any revenue from product sales since our inception and have financed our operations solely through the sale of equity securities, debt financings and our license agreement with Alexion. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of AG10 or any other product candidate that we may identify and pursue.

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

We are enrolling patients in a Phase 3 clinical trial of AG10, our only clinical development candidate, in ATTR cardiomyopathy (ATTR-CM) and are preparing to advance AG10 into a Phase 3 clinical trial in ATTR polyneuropathy (ATTR-PN). Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AG10 in planned and future clinical trials. We are also responsible for license maintenance fees, milestone payments and royalties to the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AG10 and any future product candidates we may identify.

Based on current business plans and assuming no financing, we believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least the next twelve months from the date of this Quarterly Report on Form 10-Q.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AG10 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, our disposition of intellectual property or other rights to AG10 or other product candidates we may identify and pursue, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risk related to our business and the clinical development, regulatory review and approval of our product candidates

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19 and governmental “shelter-in-place” orders, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities.

As a result of the COVID-19 outbreak or any future pandemics, we have experienced, and may in the future experience disruptions that severely impact our business, clinical trials and preclinical studies, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials, our indebtedness under the SVB and Hercules Loan Agreement, our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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
•

the availability of competing products approved for the treatment of ATTR or product candidates currently under development for ATTR, including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM in the United States and Japan (Vyndaqel only) and is approved in certain countries outside the United States for the treatment of ATTR-PN (Vyndaqel only), or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

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

We intend to conduct one or more of our clinical trials outside the United States, including in Europe. For instance, subject to authorization from applicable regulatory authorities, we plan to initiate a Phase 3 clinical trial of AG10 in ATTR-PN in the second half of 2020, subject to potential delays related to the COVID-19 global pandemic.  We do not intend to file an IND with the FDA in connection with this clinical trial as it will be conducted outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including our planned Phase 3 clinical trial of AG10 in ATTR-PN. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in AG10 or other product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

As a result of the United Kingdom’s vote to leave the EU in March 2019, often referred to as Brexit, the EMA relocated its headquarters from London to Amsterdam. Following such referendum vote, effective as of January 31, 2020, the United Kingdom formally left the EU, subject to a transition period that is set to end on December 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially increase the time and costs associated with our ongoing clinical trials of AG10 at one or more investigative sites in the UK, impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the import and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. The specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe still remains unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the United Kingdom’s decision to leave the EU, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe and the impact of such effects on our business, financial condition and operations. In addition, Brexit may lead other EU member countries to consider referendums regarding their EU membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business, financial condition and results of operations.

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

As of March 31, 2020 we had 47 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for AG10 or other product candidates that we may identify. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of manufacturing facilities of some of our third-party contract manufacturers in China due to the COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our contract manufacturers’ ability to manufacture product and forcing temporary closure of facilities that we rely upon. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of COVID-19  and the actions to contain COVID-19  or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The market price of our common stock is likely to be volatile. Our stock price has been and could be subject to wide fluctuations in response to a variety of factors, including the following:

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

In addition, companies trading in the stock market in general, and Nasdaq, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the COVID-19 pandemic on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 71.6% of our voting stock as of March 31, 2020. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, or BridgeBio alone, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. For example, in August 2019, we announced the receipt from BridgeBio of a non-binding proposal for BridgeBio to purchase all of our outstanding common stock not already held by BridgeBio.  Although discussions between a special committee comprised of our disinterested and independent directors and BridgeBio with respect to the proposed transaction have terminated, BridgeBio continues to exercise significant control over our decisions and may, in the future, engage in similar discussions with us. Additionally, BridgeBio’s ownership of a majority of the voting power of our common stock may enable it to block third-party acquisition proposals or offers for our common stock that our other stockholders may believe are in their best interests.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 63.8% of the voting power of our outstanding common stock as of March 31, 2020. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

•	the changing and volatile U.S., European and global economic environments, including as a result of the global COVID-19 pandemic.

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

b)Use of Proceeds

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	10/31/2019	3.1
3.2	Amended and Restated Bylaws	10-Q	10/31/2019	3.2
4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2
31+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EIDOS THERAPEUTICS, INC.

Date: May 8, 2020	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)