Form 10-Q
period 2020-09-30
Eidos Therapeutics, Inc.
filed 2020-10-29
CIK 1731831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had 38,663,185 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EIDOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$147,327	$191,157
Related party receivable	240	85
Prepaid expenses and other current assets	5,981	4,678
Total current assets	153,548	195,920
Property and equipment, net	1,348	1,259
Operating lease, right of use asset	3,664	4,010
Other assets	2,791	2,631
Total assets	$161,351	$203,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,381	$3,151
Related party payable	374	316
Lease liabilities	599	554
Accrued expenses and other current liabilities	10,473	6,409
Total current liabilities	13,827	10,430
Debt, non-current	16,731	16,112
Lease liabilities, non-current	4,137	4,591
Embedded derivative	1,300	1,165
Other liabilities	2,500	95
Total liabilities	38,495	32,393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 38,592,203 and 38,040,693 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	39	38
Additional paid-in-capital	307,771	274,494
Accumulated deficit	(184,954)	(103,105)
Total stockholders’ equity	122,856	171,427
Total liabilities and stockholders' equity	$161,351	$203,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
License revenue	$127	$26,691	$127	$26,691
Operating costs and expenses:
Cost of license revenue	$-	$2,500	$-	$2,500
Research and development (includes related party expense (benefit) of $(166) and $(76) for the three months ended September 30, 2020 and 2019, respectively, and $(536) and $(11) for the nine months ended September 30, 2020 and 2019, respectively)	22,568	11,987	58,067	33,033
General and administrative (includes related party expense of $417 and $297 for the three months ended September 30, 2020 and 2019, respectively and $1,074 and $450 for the nine months ended September 30, 2020 and 2019, respectively)	6,962	5,953	22,590	12,285
Total operating expenses	29,530	20,440	80,657	47,818
Income (loss) from operations	(29,403)	6,251	(80,530)	(21,127)
Interest expense	(766)	-	(1,888)	-
Other income (expense), net	(7)	680	569	2,272
Net and comprehensive income (loss)	$(30,176)	$6,931	$(81,849)	$(18,855)
Net income (loss) attributable to common stock for basic and diluted net income (loss) per share	$(30,176)	$6,931	$(81,849)	$(18,855)
Net income (loss) per share, basic	$(0.79)	$0.19	$(2.14)	$(0.52)
Net income (loss) per share, diluted	$(0.79)	$0.18	$(2.14)	$(0.52)
Weighted-average shares used in computing net income (loss) per share, basic	38,388,579	36,581,786	38,230,218	36,356,675
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	38,388,579	37,710,734	38,230,218	36,356,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	capital	deficit	equity
Balance—December 31, 2019	38,040,693	$38	$274,494	$(103,105)	$171,427
Issuance of common stock upon exercise of stock options	39,393	—	192	—	192
Issuance of common stock in at-the-market offering, net offering cost of $24	448,755	1	24,093	—	24,094
Vesting of restricted stock and early exercised options	—	—	36	—	36
Stock-based compensation expense	—	—	1,927	—	1,927
Net loss and comprehensive loss	—	—	—	(22,824)	(22,824)
Balance—March 31, 2020	38,528,841	$39	$300,742	$(125,929)	$174,852
Issuance of common stock upon exercise of stock options	23,778	—	204	—	204
Issuance of common stock under employee stock plans	8,407	—	350	—	350
Vesting of restricted stock and early exercised options	—	—	36	—	36
Stock-based compensation expense	—	—	2,718	—	2,718
Net loss and comprehensive loss	—	—	—	(28,849)	(28,849)
Balance—June 30, 2020	38,561,026	$39	$304,050	$(154,778)	$149,311
Issuance of common stock upon exercise of stock options	31,177	—	247	—	247
Vesting of restricted stock and early exercised options	—	—	34	—	34
Stock-based compensation expense	—	—	3,440	—	3,440
Net loss and comprehensive loss	—	—	—	(30,176)	(30,176)
Balance—September 30, 2020	38,592,203	$39	$307,771	$(184,954)	$122,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for share amounts)

			Additional		Total
	Common stock		paid-in-	Accumulated	stockholders'
	Share	Amount	capital	deficit	equity
Balance—December 31, 2018	36,760,536	37	$220,240	$(65,270)	$155,007
Issuance of common stock upon exercise of stock options	50,533	—	25	—	25
Vesting of restricted stock and early exercised options	—	—	38	—	38
Stock-based compensation expense	—	—	964	—	964
Net loss and comprehensive loss	—	—	—	(11,733)	(11,733)
Balance—March 31, 2019	36,811,069	$37	$221,267	$(77,003)	$144,301
Issuance of common stock upon exercise of stock options	34,480	—	87	—	87
Issuance of common stock under employee stock plans	25,626	—	308	—	308
Vesting of restricted stock and early exercised options	—	—	37	—	37
Stock-based compensation expense	—	—	1,166	—	1,166
Net loss and comprehensive loss	—	—	—	(14,053)	(14,053)
Balance—June 30, 2019	36,871,175	$37	$222,865	$(91,056)	$131,846
Issuance of common stock upon exercise of stock options and restricted stock	69,223	—	236	—	236
Issuance of common stock under Alexion License Agreement	556,173	1	23,308	—	23,309
Vesting of restricted stock and early exercised options	—	—	37	—	37
Stock-based compensation expense	—	—	1,595	—	1,595
Net income and comprehensive income	—	—	—	6,931	6,931
Balance—September 30, 2019	37,496,571	$38	$248,041	$(84,125)	$163,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(81,849)	$(18,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	53
Stock-based compensation expense	8,085	3,725
Amortization of debt discount and issuance costs	619	—
Change in fair value of derivative liability	135	—
Loss on disposal of asset	3	63
Gain on extinguishment of leasehold liability		(69)
Changes in assets and liabilities:
Related party receivable	(155)	(49)
Prepaid expenses and other current assets	(1,303)	(3,614)
Other assets	186	(5,454)
Accounts payable	(770)	1,611
Accrued expenses and other liabilities	6,166	7,330
Related party payable	58	116
Net cash used in operating activities	(68,567)	(15,143)

Cash Flows From Investing Activities:
Purchases of property and equipment	(350)	(147)
Net cash used in investing activities	(350)	(147)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock plan	350	308
Proceeds from issuance of common stock upon exercise of stock options	643	348
Proceeds from issuance of common stock to Alexion	—	23,309
Proceeds from issuance of common stock in at-the-market offering	24,094	—
Net cash provided by financing activities	25,087	23,965
Net (decrease) increase in cash and cash equivalents	(43,830)	8,675
Cash and cash equivalents, beginning of period	191,157	157,147
Cash and cash equivalents, end of period	$147,327	$165,822

Other supplemental information
Interest paid	$1,136	$—

Supplemental disclosure of non-cash activities:
Lease liability arising from the right of use asset	$—	$5,155
Vesting of restricted stock and early exercised options	106	112
Tenant improvements paid by landlord	—	959

The accompanying notes are an integral part of these unaudited condensed financial statements.

EIDOS THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements (Unaudited)

Note 1. Organization and description of business

Eidos Therapeutics, Inc. (the “Company,” or “Eidos”), was incorporated as an S corporation in the state of Delaware on August 6, 2013. The Company is advancing a drug candidate, acoramidis (formerly AG10) to treat transthyretin, or TTR, amyloidosis, or ATTR, which leads to organ damage, loss of organ function and eventual death from abnormal buildup of protein deposits predominantly in the heart and peripheral nervous system. Acoramidis is an orally-administered small molecule designed to potently stabilize tetrameric TTR, thereby halting at its outset the series of molecular events that give rise to ATTR. The Company has been primarily engaged in business planning, research and development, recruiting personnel, and raising capital. The Company is headquartered in San Francisco, California and it operates as one operating segment.

The Company is currently investigating acoramidis in Phase 3 clinical trials in patients with ATTR cardiomyopathy and patients with ATTR polyneuropathy. Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company has experienced impacts on its clinical trials in the past, including delays in clinical site activations and enrollment of patients. The Company continues to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that the Company determines are in the best interests of public health and safety and that of its patient community, employees, partners, suppliers and stockholders. Depending on the full impact and prevalence of COVID-19 over time, the Company currently expects to provide top-line data from Part A of the Phase 3 clinical trial in ATTR-CM in late 2021 or early 2022.

On October 5, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BridgeBio Pharma, Inc. (“BridgeBio,” or “BBP, Inc.”), Globe Merger Sub I, Inc. (“Merger Sub”), an indirect, wholly-owned subsidiary of BridgeBio and Globe Merger Sub II, Inc. (“Merger Sub II”) an indirect, wholly-owned subsidiary of BridgeBio, providing for (i) the merger of Merger Sub with and into the Company (the “Initial Merger”), with Eidos surviving the Initial Merger, and (ii) thereafter, the merger of Eidos with and into Merger Sub II (the “Subsequent Merger” and, together with the Initial Merger, the “Mergers”), with Merger Sub II surviving as an indirect wholly-owned subsidiary of BridgeBio. Pursuant to the Merger Agreement, the Company’s stockholders (other than BridgeBio and its subsidiaries) will have the right to receive in the Mergers, at their election, either 1.85 shares of BridgeBio common stock or $73.26 in cash for each share of the Company’s common stock, subject to proration to ensure that the aggregate amount of cash consideration is no greater than $175 million. Upon the closing of the Mergers and subject to the terms of the Merger Agreement, the Company will become an indirect wholly-owned subsidiary of BridgeBio, and the Company’s common stock will cease to trade on the NASDAQ Global Select Market. The transaction is expected to be completed in the first quarter of 2021 and is subject to certain conditions including the receipt of stockholder approvals and the satisfaction or waiver of certain customary closing conditions.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $185.0 million as of September 30, 2020. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses in the future and it anticipates the need to raise additional capital to fully implement its business plan. Through September 30, 2020, the Company has financed its operations through private placements of redeemable convertible preferred stock, convertible promissory notes, an initial public offering (IPO) of common stock, at-the-market offerings of common stock and a licensing agreement with a third-party.

On August 2, 2019, the Company filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies LLC and SVB Leerink LLC (each a “Sales Agent” and together, the “Sales Agents”), to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  The Company issued 834,368 shares of common stock and received $48.1 million in net proceeds under the 2019 Sales Agreement through September 30, 2020.

Based on current business plans without giving effect to the transactions contemplated by the Merger Agreement, and assuming the Company remains a standalone entity and does not raise additional funding, the Company believes that its existing cash and cash equivalents will be sufficient to fund its cash requirements through at least the next twelve months from the date of these financial statements. If the Company remains a standalone entity, it will need to obtain additional financing in the future and may seek financing through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including whether the transactions contemplated by the Merger Agreement are completed and the timing thereof, the pace and results of the Company’s clinical development efforts for acoramidis and other research and development activities.  In addition, the Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its financial and operating results. The Company will continue to assess its operating expenses and cash and cash equivalents and, if circumstances warrant, the Company will make appropriate adjustments to its operating plan. The Company may not be able to raise additional capital on terms acceptable to the Company, or at all, and any failure to raise capital as and when needed would compromise the Company’s ability to execute on our business plan and the Company may have to significantly delay, scale back, or discontinue the development of acoramidis or curtail any efforts to expand the Company’s product pipeline. To the extent additional capital is required prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, the Company is prohibited from issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio.

Note 2. Summary of significant accounting policies

Basis of preparation

These unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These unaudited condensed financial statements include transactions with BridgeBio Pharma LLC and its affiliates (“BBP LLC”), a controlling stockholder in the Company. Upon the closing of the BBP LLC IPO on July 1, 2019, all unitholders of BridgeBio Pharma LLC exchanged their units for shares of common stock of BridgeBio, and BridgeBio Pharma LLC became a wholly-owned subsidiary of BBP, Inc. (the “Reorganization”). As the sole managing member, BBP, Inc. will operate and control all of BridgeBio Pharma LLC’s businesses and affairs after the Reorganization.

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

Unaudited interim condensed financial statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future year or interim period.

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

Cash and cash equivalents

All highly-liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $147.3 million and $191.2 million, respectively. The Company’s cash equivalents are invested in highly-rated money market funds.

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

Accrued repurchase liability for common stock

The Company records as a liability, within accrued expenses and other current liabilities, the purchase price of unvested common stock that the Company has a right to repurchase if and when the stockholder ceases to be a service provider to the Company before the end of the requisite service period. The purchase price related to the unvested common stock is recorded as a liability and the proceeds related to the vested common stock are reclassified to additional paid-in capital as the Company’s repurchase right lapses.

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

Contract Revenues from License Agreements

In the normal course of business, the Company conducts research and development programs independently pursuant to which the Company may license certain of its intellectual property rights to third parties. The terms of these arrangements typically include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; product supply services; and royalties on net sales of licensed products.

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

Product supply services: The Company recognizes revenue from the sale of its drug product under its clinical and commercial supply arrangement at the time of sale as it is considered a separate performance obligation.

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

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 9) corresponding to the recognition of license revenue from Alexion.  Cost of license revenue does not include any allocated overhead costs, or other costs noted as immaterial.

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

The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting date. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations

Net income (loss) attributable to common stockholders and net income (loss) per share

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

Recently issued accounting standards adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company adopted this disclosure requirement in the quarter ended March 31, 2020.

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

Financial assets and liabilities measured and recognized at fair value are as follows (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,327	$147,327	$—	$—
Total financial assets	$147,327	$147,327	$—	$—
Liabilities:
Embedded derivative	$1,300	$—	$—	$1,300
Total financial liabilities	$1,300	$—	$—	$1,300

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$191,157	$191,157	$—	$—
Total financial assets	$191,157	$191,157	$—	$—
Liabilities:
Embedded derivative	$1,165	$—	$—	$1,165
Total financial liabilities	$1,165	$—	$—	$1,165

Since the embedded derivative liability is the Company’s only Level 3 financial instrument, the following disclosure regarding the embedded derivative liability outlines the activity related to Level 3 financial liabilities of the Company.

Embedded derivative liability in the loan payable

For the SVB and Hercules Loan Agreement entered into in November 2019 (see Note 5), the Company determined that the requirement to pay a Success Fee upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The embedded derivative liability was $1.1 million at inception in November 2019. The following table sets forth a summary of the changes in the fair value of the Company’s embedded derivative liability in the loan payable for the three and nine months ended September 30, 2020 (in thousands):

Derivative instrument:
Beginning balance - December 31, 2019	$1,165
Change in fair value upon revaluation recognized in other income (expense), net	(62)
Balance March 31, 2020	1,103
Change in fair value upon revaluation recognized in other income (expense), net	21
Balance June 30, 2020	1,124
Change in fair value upon revaluation recognized in other income (expense), net	176
Ending balance September 30, 2020	$1,300

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range of probability
Dollars in thousands
September 30, 2020	$1,300	Appraisal	Appraisal adjustments	0%-75%
December 31, 2019	$1,165	Appraisal	Appraisal adjustments	0%-75%

Note 4. Condensed balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold improvements	$1,030	$1,112
Computer equipment	233	139
Office furniture and equipment	443	109
Total property and equipment, cost	1,706	1,360
Less: accumulated depreciation and amortization	(358)	(101)
Total property and equipment, net	$1,348	$1,259

The Company recognized $0.1 million and $0.3 million of depreciation and amortization expense during the three and nine months ended September 30, 2020, respectively, and $20,000 and $0.1 million of depreciation and amortization expense during the three and nine months ended September 30, 2019, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development costs	$6,706	$3,968
Accrued other current liabilities	791	433
Accrued employee related expenses	$2,847	$1,865
Liability for unvested stock, short-term	129	143
Total accrued expenses and other current liabilities	$10,473	$6,409

As of September 30, 2020 and December 31, 2019, $0 and $95,000, respectively, related to the long-term liability for unvested stock that was recorded in other liabilities.

Lease liabilities

Lease liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Lease liabilities, current	$599	$554
Lease liabilities, non-current	4,137	4,591
Total lease liabilities	$4,736	$5,145

Note 5. Debt obligation

Silicon Valley Bank and Hercules loan agreement

On November 13, 2019, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (“SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of September 30, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of September 30, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.  The Tranche A loan also provides for a $0.3 million commitment fee that was paid at closing and a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If the Company elects to prepay the Tranche A loan, there is also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan is secured by substantially all of the Company’s assets, except the Company’s intellectual property, which is the subject of a negative pledge.

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

The Company calculated the fair values of the derivative liability on issuance as of December 31, 2019 and for each subsequent balance sheet date based on a probability weighted valuation of certain event outcomes and discounted to the present value. The key valuation assumptions used consist of the discount rate of 12.64% as of September 30, 2020 and the probability of an underlying event triggering the Success Fee payment and the timing of such events, which changes each reporting period. The derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net. The fair value of the derivative liability was approximately $1.3 million and $1.2 million as of September 30, 2020 and December 31, 2019 and was classified as other long-term liabilities on the balance sheet. There was a change in the fair value of the derivative liability of $0.1 million for the nine months ended September 30, 2020.

The facility fee, fair value of the bifurcated embedded derivative liability on issuance, and other debt issuance costs have been treated as debt discounts on the Company’s balance sheet and together with the final payment charge are being amortized to interest expense throughout the life of the Tranche A loan using the effective interest rate method. As of September 30, 2020 and December 31, 2019, the net carrying value of the Tranche A loan was $16.7 million and $16.1 million, respectively.

As of September 30, 2020 and December 31, 2019, there were unamortized debt discounts of $1.8 million and $2.4 million. The Company recorded interest expense and amortization of the debt discount in the amount of $0.6 million and $1.8 million on the Tranche A loan for the three months and nine months ended September 30, 2020, respectively.

Future minimum payments

The following table presents future payments of principal, interest and final payment charge on the Tranche A loan as of September 30, 2020:

Year Ending December 31:
2020 (remainder of the year)	$376
2021	2,961
2022	9,786
2023	8,621
Total	21,744
Less: amount representing interest	(3,203)
Less: unamortized debt discount associated with the issuance of a compound embedded derivative liability, final payment charge and other debt issuance costs	(1,810)
Total carrying value	$16,731

Note 6. Related party transactions

BridgeBio Pharma LLC

BridgeBio through its ownership of BBP LLC, is a controlling stockholder in the Company, as it owned 63.7% and 64.6% of the Company’s total outstanding shares as of September 30, 2020 and December 31, 2019, respectively. In April 2016, the Company began receiving consulting, management, facility and infrastructure services pursuant to a services agreement with BBP LLC and the Company also provides similar services to BBP LLC and affiliates. The initial agreement was entered into on March 1, 2016 and was superseded by the subsequent agreement that was effective as of May 1, 2017.

The Company incurred the following (benefits) and expenses under the agreement with BBP LLC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Rent	$(40)	$(5)	$(84)	$(16)
Facility	(2)	(11)	(46)	64
Consulting	293	237	668	391
	$251	$221	$538	$439

As of September 30, 2020 and December 31, 2019, the Company had outstanding receivables from BBP LLC of $0.2 million and $0.1 million, respectively, related to providing services to other related companies of BBP LLC. As of September 30, 2020 and December 31, 2019, the Company had outstanding liabilities due to BBP LLC of $0.4 million and $0.3 million, respectively.

Note 7. Stockholders’ equity and stock-based compensation

Common stock

The Company has reserved shares of common stock for issuance as follows:

	As of September 30,
	2020	2019
Options issued and outstanding	1,901,632	1,435,668
Options available for future grants	1,274,829	486,915
Employee Stock Purchase Plan shares available for future issuance	89,398	104,540
Total	3,265,859	2,027,123

Stock options

The following table summarizes the Company’s option activity and related information:

			Weighted- Average	Weighted- Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price Per	Contractual	Value
	Grant	Outstanding	Share	Term (years)	(in thousands)
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(675,017)	675,017	$46.30
Options exercised	—	(94,348)	$6.82
Options cancelled	14,792	(14,792)	$26.85
Outstanding — September 30, 2020	1,274,829	1,901,632	$27.77	8.60	$43,281
Options exercisable – September 30, 2020		627,184	$19.73	8.13	$19,318
Options vested and expected to vest – September 30, 2020		1,901,632	$27.77	8.60	$43,281

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term in years	6.06	6.08	6.06	6.07
Expected volatility	71.64%	71.88%	72.13%	72.16%
Risk-free interest rate	0.30%	1.83%	0.50%	2.00%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$27.46	$23.53	$28.89	$20.09

On August 6, 2020, the Company accelerated all unvested options held by two directors, effective as of immediately prior to their resignation from the Company’s board of directors. The acceleration was accounted for as a modification and resulted in the Company recognizing additional stock-based compensation of $0.8 million for the three and nine months ended September 30, 2020 related to these awards.

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term in years	N/A	N/A	6.06	6.09
Expected volatility	N/A	N/A	72.45%	73.67%
Risk-free interest rate	N/A	N/A	0.40%	2.52%
Dividend yield	N/A	N/A	—	—

During the three and nine months ended September 30, 2020 and 2019, the Company granted 0, 17,595, 0, and 18,500 shares, respectively, to non-employee consultants. The Company recognized stock-based compensation expense for non-employee awards during the three and nine months ended September 30, 2020 and 2019 of $0.2 million, $0.6 million, $35,000 and $0.1 million, respectively.

Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2020, the Company granted RSUs to two non-employee directors. The Company measures compensation cost with respect to these RSUs based upon the estimated fair value of the equity instruments at the date of the grant, with expenses recognized over the requisite service period.

The following table summarizes the Company’s RSUs activity and related information:

		Weighted- Average
	Number of	Grant Date
	Units	Fair Value
Outstanding—December 31, 2019	-	$-
Granted	9,052	41.42
Outstanding — September 30, 2020	9,052	$41.42

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

As of September 30, 2020, and December 31, 2019, 257,665 and 524,513 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the balance sheet of $129,000 and $238,000, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to all our stock-based awards was recorded in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,648	$626	$4,011	$1,630
General and administrative	1,792	969	4,074	2,095
Total stock-based compensation expense	$3,440	$1,595	$8,085	$3,725

As of September 30, 2020, there was $24.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2016 Plan and the Company’s Amended and Restated 2018 Stock Option and Incentive Plan. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.98 years.

Note 8. Net income (loss) per share

The basic and diluted net income (loss) per share were computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(30,176)	$6,931	$(81,849)	$(18,855)
Denominator:
Weighted average common shares outstanding	38,577,088	37,037,880	38,483,272	36,881,063
Weighted average unvested common shares subject to repurchase	(188,509)	(456,094)	(253,054)	(524,388)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	38,388,579	36,581,786	38,230,218	36,356,675
Dilutive Securities:
Outstanding stock options	—	1,128,042	—	—
ESPP contributions	—	906	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders,diluted	38,388,579	37,710,734	38,230,218	36,356,675

Net income (loss) per share attributable to common stockholders, basic	$(0.79)	$0.19	$(2.14)	$(0.52)
Net income (loss) per share attributable to common stockholders, diluted	$(0.79)	$0.18	$(2.14)	$(0.52)

The following shares of potentially dilutive securities have been excluded from the diluted net income (loss) per share computations for the three and nine months ended September 30, 2020 and 2019 because their inclusion would be anti-dilutive:

	Three Months September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan shares	7,944	357	7,944	4,859
Options to purchase common stock	1,901,632	225,364	1,901,632	1,435,666
Restricted stock units	9,052	—	9,052	—
Common stock subject to vesting or repurchase	257,665	—	257,665	421,917
Total	2,176,293	225,721	2,176,293	1,862,442

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

The Company considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. The Company excluded the regulatory milestones from the transaction price because the Company determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of the Company’s control. As the sales-based royalties are all related to the license of the intellectual property rights, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company finalized the clinical supply agreement with Alexion on July 10, 2020, which was determined to be a separate performance obligation from the license.

The Company has billed $0.1 million in August 2020 to Alexion and recognized $0.1 million of revenue from the clinical supply agreement. Direct costs for the three months and nine months ended September 30, 2020 were immaterial.

During the three months and nine months ended September 30, 2020, the Company recognized $0.1 million related to the license agreement.

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

During the three and nine months ended September 30, 2020 and 2019, the Company recognized expense of $0.0, $0.0, $0.0 million and $0.2 million, respectively, in connection with this agreement.

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

Note 10. Commitments and contingencies

Lease arrangements

The Company entered into a one-year operating lease in September 2017 for laboratory facilities in San Francisco, California, which continued thereafter on a month-to-month basis.  This was terminated in May 2020.  In May 2020, the Company entered into a one-year operating lease for laboratory facilities in San Carlos, CA.  The Company has provided $30,000 as a security deposit for the lease, which is included in the current assets on the condensed balance sheet at September 30, 2020.

In November 2017, the Company entered into an operating lease for an administrative facility in San Francisco, California, which expires in November 2022. The Company has provided a security deposit of $0.2 million as collateral for the lease, which is included in non-current assets on the condensed balance sheet at September 30, 2020.

On March 27, 2019 the Company entered into an amendment to the lease dated November 14, 2017 and the new lease commenced in August 2019. In connection with the amendment, the Company leases 10,552 rentable square feet. The amended lease is for a term of 87 months and provide for $6.4 million in payments over the lease term. The Company has provided an additional security deposit of $0.2 million which is included in non-current assets on the condensed balance sheet at September 30, 2020.

Upon the adoption of ASU 2016-02 on January 1, 2019, the Company recognized a lease liability and related ROU asset of $1.2 million and $1.1 million, respectively, based on the present value of lease payments for the remaining term of the Company’s prior lease. Upon the commencement of the amended lease, the Company recognized $56,000 in tenant improvements from the prior lease as expense, a gain on extinguishment of the previous lease liability of $69,000, and wrote-off the total ROU assets and lease liabilities of $1.0 million and $1.0 million, respectively.  As of September 30, 2020 total ROU assets and lease liabilities under the amended lease were approximately $3.7 million and $4.7 million, respectively.  All operating lease expense is recognized on a straight-line basis over the lease term.

Other information related to the operating lease:

Nine months ended September 30, 2020
Cash payments over lease term (in thousands)	$5,667
Weighted average remaining lease term (months)	73
Weighted average discount rate (1)	6%
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

Future minimum lease payments as of September 30, 2020 are as follows (in thousands):

Operating
Year	Lease Commitments
2020 (remaining three months)	$214
2021	869
2022	895
2023	922
2024	950
Thereafter	1,817
Total	5,667

The Company’s rent expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019.

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

Note 11. Income taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21%, to pre-tax income primarily due to (i) an increase in uncertain tax positions related to tax credits generated during the quarter and (ii) for the three and nine months ended September 30, 2020 and 2019, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations. If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. At December 31, 2019, the Company maintained a full valuation allowance on its net deferred tax assets. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of September 30, 2020, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

In June 2019, the Company entered into a tax sharing agreement with BridgeBio Pharma, Inc. Based on the agreement, in the case that the Company and BridgeBio Pharma, Inc. file a consolidated or combined tax return and BridgeBio Pharma, Inc. utilizes the Company’s tax attributes, BridgeBio Pharma, Inc. will pay the Company the tax benefit it takes on a “with and without” basis. Based on the current ownership structure at September 30, 2020, the Company and BridgeBio Pharma, Inc. may qualify for filing a consolidated or combined tax returns in certain tax jurisdictions.

Note 12. Subsequent Events

On October 5, 2020, the Company entered into the Merger Agreement with BridgeBio, Merger Sub, an indirect, wholly-owned subsidiary of BridgeBio and Merger Sub II an indirect, wholly-owned subsidiary of BridgeBio, providing for (i) the merger of Merger Sub with and into the Company, with Eidos surviving the Initial Merger, and (ii) thereafter, the merger of Eidos with and into Merger Sub II, with Merger Sub II surviving as an indirect wholly-owned subsidiary of BridgeBio. Pursuant to the Merger Agreement, the Company’s stockholders (other than BridgeBio and its subsidiaries) will have the right to receive in the transaction, at their election, either 1.85 shares of BridgeBio common stock or $73.26 in cash for each share of the Company’s common stock, subject to proration to ensure that the aggregate amount of cash consideration is no greater than $175 million. Upon the closing of the Mergers and subject to the terms of the Merger Agreement, the Company will become an indirect wholly-owned subsidiary of BridgeBio, and the Company’s common stock will cease to trade on the NASDAQ Global Select Market. The transaction is expected to be completed in the first quarter of 2021 and is subject to certain conditions including the receipt of stockholder approvals and the satisfaction or waiver of certain customary closing conditions.

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

Overview

We are a clinical stage biopharmaceutical company focused on addressing the large and growing unmet need caused by transthyretin, or TTR, amyloidosis, or ATTR. We are advancing our product candidate, acoramidis (formerly AG10), to treat ATTR, a progressive and fatal family of diseases. We are currently investigating acoramidis in Phase 3 clinical trials in patients with ATTR cardiomyopathy (ATTR-CM) and patients with ATTR polyneuropathy (ATTR-PN) and expect to provide top-line data from Part A of the Phase 3 clinical trial in ATTR-CM in late 2021 or early 2022.

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

We have incurred net losses of $37.8 million during the year ended December 31, 2019 and $30.2 and $81.8 million during the three and nine months ended September 30, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $185.0 million. We expect these losses to increase as we continue our development of, and seek regulatory approvals for our product candidate, acoramidis, begin to commercialize acoramidis, if approved, and engage in any other research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

On August 2, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (“2019 Sales Agreement”) with Jefferies LLC and SVB Leerink LLC (together, the “Sales Agents”), to provide for our offering, issuance and sale of up to an aggregate offering price of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. We issued 834,368 shares of common stock and received $48.1 million in net proceeds under the 2019 Sales Agreement through September 30, 2020.

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

In November 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (“SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019 and there have not been any additional draws on the other tranches as of September 30, 2020. The Tranche A loan bears interest at a fixed rate equal to 8.50% per annum that is due and payable monthly.

As of September 30, 2020, we had $147.3 million in cash and cash equivalents.

On October 5, 2020, we entered into the Merger Agreement, with BridgeBio, Merger Sub, and Merger Sub II, providing for (i) the merger of Merger Sub with and into our company, with Eidos surviving the Initial Merger, and (ii) thereafter, the merger of Eidos with and into Merger Sub II, with Merger Sub II surviving as an indirect wholly owned subsidiary of BridgeBio.

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Initial Merger, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock (i) owned by us as treasury stock, (ii) owned by us, BridgeBio, Merger Sub, Merger Sub II or any other direct or indirect wholly owned subsidiary of BridgeBio and, in each case, not held on behalf of third parties and (iii) shares of our common stock that are subject to restricted stock awards will be converted into the right to receive, at the election of each stockholder of Eidos, (A) 1.85 shares of BridgeBio’s common stock (“BridgeBio Common Stock”) or (B) $73.26 in cash, subject to proration as necessary to ensure that the aggregate amount of cash consideration payable to stockholders is no greater than $175 million.

The Mergers are conditioned on: (i) the approval of the majority of outstanding shares of our common stock; (ii) approval by a majority of the shares of our common stock held by stockholders other than (A) BridgeBio and any person or entity controlling, controlled by or under common control with BridgeBio (any such person, an “Affiliate”) (including Merger Sub and Merger Sub II), (B) any of BridgeBio’s directors or officers or BridgeBio’s Affiliates’ directors or officers (including Merger Sub and Merger Sub II) and (C) any of our directors or officers (other than members of the special committee of our independent directors that was formed in connection with the Mergers (the “Special Committee”)); (iii) approval by at least 66-2/3% of our aggregate voting stock (as defined in Section 203 of the Delaware General Corporation Law (the “DGCL”)) that is not owned (as defined in Section 203 of the DGCL) by BridgeBio, Merger Sub, Merger Sub II or any of their respective affiliates or associates (as such terms are defined in Section 203 of the DGCL) (the “Company Stockholder Approvals”); (iv) approval of the issuance of BridgeBio’s common stock in connection with the Mergers by at least a majority of the votes cast by the holders of shares of BridgeBio’s common stock voting on the matter; and (v) other customary closing conditions. The Mergers are expected to be completed in the first quarter of 2021, subject to the satisfaction or waiver of such closing conditions.

The Merger Agreement includes customary representations, warranties and covenants, including, but not limited to, covenants by us and BridgeBio to conduct our businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Mergers and to refrain from taking certain actions specified in the Merger Agreement.

The Merger Agreement may be terminated, among other circumstances, (i) by either party if the Mergers are not consummated by June 4, 2021, (ii) by us if BridgeBio’s board of directors changes its recommendation with respect to the issuance of shares of BridgeBio common stock in connection with the Mergers or (iii) by BridgeBio if our board of directors or the Special Committee changes its recommendation with respect to the Mergers. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, we must pay BridgeBio a termination fee of $35 million, and upon termination of the Merger Agreement under certain circumstances, BridgeBio must pay us a termination fee of $100 million.

In connection with the execution of the Merger Agreement, we have also entered into voting agreements (the “Voting Agreements”) with members of BridgeBio’s board of directors and KKR Genetic Disorder L.P., collectively owning approximately 36% of BridgeBio’s outstanding common stock, pursuant to which they agreed, among other things, to vote their shares in favor of the issuance of BridgeBio’s common stock in connection with the Mergers.

Upon the closing of the Mergers and subject to the terms of the Merger Agreement, we will become an indirect wholly-owned subsidiary of BridgeBio, and our common stock will cease to trade on the NASDAQ Global Select Market.

The foregoing descriptions of the Merger Agreement and the Voting Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a form of the Voting Agreements entered into by the BridgeBio directors party thereto and the Voting Agreement entered into by KKR Genetic Disorder L.P., copies of which were filed as Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3, respectively, to our Form 8-K filed with the Securities and Exchange Commission (the “SEC”), on October 7, 2020.

If the transactions contemplated by the Merger Agreement are not consummated within the timeframe we currently anticipate, we will need to obtain additional financing in the future and may seek financing through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including our ability to consummate the transactions contemplated by the Merger Agreement and the timing thereof, the pace and results of our clinical development efforts for acoramidis and other research and development activities. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed would compromise our ability to execute on our business plan and we may have to significantly delay, scale back, or discontinue the development of acoramidis or curtail any efforts to expand our product pipeline. In addition, under the terms of the Merger Agreement, we may not, without the written consent of BridgeBio, issue equity securities, incur indebtedness in excess of certain limits or enter into material strategic partnerships, in each case subject to certain exceptions, which makes it more difficult to raise capital during the term of the Merger Agreement, if needed. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We experienced impacts on certain aspects of our business, including delays in activation of clinical sites and enrollment of patients in our clinical trials, during the quarter ended September 30, 2020 due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19). The ultimate impacts of the COVID-19 pandemic on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of the COVID-19 pandemic on global business operations and economic conditions may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

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

In connection with the license agreement, we finalized a clinical supply agreement with Alexion on July 10, 2020.  There are no additional performance obligations to be accounted for as there is no minimum purchase requirement in the clinical supply  agreement.  We billed Alexion $0.1 million in August 2020 and recognized $0.1 million of revenue from the clinical supply agreement during the three months ended September 30, 2020.

Cost of license revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 9 to our unaudited condensed financial statements included in this report) corresponding to the recognition of license revenue from Alexion.  Cost of license revenue does not include any allocated overhead costs, or costs that are immaterial.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Clinical development	$11,473	$4,602	$27,621	$12,803
Contract manufacturing	4,181	3,231	13,333	10,476
Preclinical, discovery and other research and development costs	862	1,342	2,099	2,538
Compensation and related personnel costs	5,748	2,599	14,133	6,785
Facility and other costs	304	213	881	431
	$22,568	$11,987	$58,067	$33,033

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to conduct research and development activities related to acoramidis and advance acoramidis into later stages of clinical development, including our ongoing and planned Phase 3 clinical development activities for acoramidis in ATTR-CM and ATTR-PN and any subsequent preclinical or clinical development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of acoramidis is highly uncertain. In addition, we believe that delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as increased frequency of home visits, as a result of the COVID-19 pandemic, could increase our expenditures, although it is difficult to predict the full effects of the COVID-19 pandemic on our research and development activities at this time. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of acoramidis, if at all.

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

Other income (expense), net

Other income (expense), net primarily includes interest income during the three and nine months ended September 30, 2020 and 2019.

Comparison of the three months and nine months ended September 30, 2020 and 2019

License revenue

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
License revenue	$127	$26,691	(26,564)	100%	$127	$26,691	(26,564)	100%

The $0.1 million license revenue recognized for the quarter ended September 30, 2020 was related to the clinical supply agreement with Alexion.  The license revenue recognized in 2019 was entirely attributable to revenue related to the Alexion License Agreement for which performance obligations were satisfied.

Cost of license revenue

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
Cost of license revenue	$—	$2,500	(2,500)	100%	$—	$2,500	—	100%

Cost of license revenue was $2.5 million for the quarter ended September 30, 2019, and there was no cost of license revenue for the quarter ended September 30, 2020.  The cost of license revenue was related to the obligations under the Stanford license agreement, whereby we are required to pay a portion of license fees received.

Research and development expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
Research and development	$22,568	$11,987	10,581	88%	$58,067	$33,033	25,034	76%

Research and development expense increased by $10.6 million, or 88%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase of $7.2 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in personnel costs of $2.4 million, and an increase in stock-based compensation costs of $1.0 million.

Research and development expense increased by $25.0 million, or 76%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase of $17.5 million in clinical trial related activities and contract manufacturing activities for our clinical trials and drug supply, an increase in personnel costs of $5.2 million, and an increase in stock-based compensation of $2.4 million.

General and administrative expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
General and administrative	$6,962	$5,953	1,009	17%	$22,590	$12,285	10,305	84%

General and administrative expense increased by $1.0 million, or 17%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase of $0.8 million due to the stock modification in connection with the acceleration of equity awards held by former directors in connection with their resignation from our board of directors in August 2020, an increase of marketing cost of $0.4 million, an increase of $0.3 million due to an increase in costs for director and officers insurance, an increase of $0.3 million for related party expenses, and an increase of $0.2 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, offset by a decrease of consulting costs of $1.0 million due to timing.

General and administrative expense increased by $10.3 million, or 84%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase in consulting fees of $3.4 million, an increase in marketing cost of $2.7 million, an increase of $2.0 million for stock compensation expense, including $0.8 million due to the stock modification of former non-employee directors in connection with their resignation from our board of directors in August 2020 as described above, an increase of $0.8 million due to an increase in costs for director and officers insurance, an increase of $0.8 million in personnel-related expenses due to an increase in headcount to support the growth of our operations, and an increase of $0.6 million for related party expenses.

Interest expense

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
Interest expense	$(766)	$—	(766)	100%	$(1,888)	$—	—	100%

Interest expense of $0.8 million and $1.9 million during the three months and nine months ended September 30, 2020, respectively, was related to the obligations under the SVB and Hercules Loan Agreement, whereby we are required to pay interest for money received. This also reflects amortization of issuance costs and debt discount, accretion of the end of term payment and change in the derivative liability, which were not present during the three months and nine months ended September 30, 2019.

Other income (expense), net

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
in thousands	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$(7)	$680	(687)	-101%	$569	$2,272	(1,703)	-75%

Other income (expense), net was an expense of $7,000 during the three months ended September 30, 2020, compared to an income of $0.7 million during the three months ended September 30, 2019. The decrease in other income during the three months ended September 30, 2020 reflected a decrease of interest income related to our money market funds due to a decrease in interest rates.

Other income (expense), net was an income of $0.6 million during the nine months ended September 30, 2020, compared to an income of $2.3 million during the nine months ended September 30, 2019. The decrease in other income during the nine months ended September 30, 2019 was attributable to a decrease in interest income related to our money market funds due to a decrease in interest rates.

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

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Liquidity

As of September 30, 2020, we had $147.3 million of cash and cash equivalents and an accumulated deficit of $185.0 million.  In September 2019, we received $50.0 million in aggregate cash proceeds from Alexion upon the execution of the License Agreement and Stock Purchase Agreement.  In November 2019, we entered into the SVB and Hercules Loan Agreement and drew proceeds of $17.5 million in debt financing.

On August 2, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (“2019 Sales Agreement”) with Jefferies LLC and SVB Leerink LLC (each a “Sales Agent” and together, the “Sales Agents”), to provide for the offering, issuance and sale by the Company of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement.  We issued 834,368 shares of common stock and received $48.1 million in net proceeds under the 2019 Sales Agreement through September 30, 2020.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe, based on our current operating plan and expected expenditures without giving effect to the transactions contemplated by the Merger Agreement and assuming we remain a standalone entity, that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next

12 months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our ultimate success depends on the outcome of our research and development activities. We expect to incur additional losses in the future and we anticipate the need to raise additional capital to fully implement our business plan if the transactions contemplated by the Merger Agreement are not completed within the timeframe we currently expect. To the extent additional capital is required prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, we are prohibited from issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio.

We expect to incur increased general and administrative expenses at least through 2020 in connection with the transactions contemplated under the Merger Agreement and, depending on whether the transactions contemplated under the Merger Agreement are consummated and the timing thereof, to further increase our research and development activities as we conduct our Phase 3 clinical trials of acoramidis in ATTR-CM and ATTR-PN. In particular, if the transactions contemplated under the Merger Agreement are not completed within the timeframe we currently expect, we expect continued spending on clinical trials, continued manufacturing activities and higher payroll expenses as we increase our professional and scientific staff to support later-stage clinical development of acoramidis, and we will require additional financing to fund working capital and pay our obligations. During the term of the Merger Agreement, we are restricted from various activities, including the issuance of debt or equity to public or private investors under certain circumstances. Accordingly, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Our future funding requirements will depend on many factors, including the following:

•	our ability to complete the transactions contemplated under the Merger Agreement, whether the Merger Agreement is terminated, and the timing of these events;
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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(68,567)	$(15,143)
Net cash used in investing activities	$(350)	$(147)
Net cash provided by financing activities	$25,087	$23,965

Cash flows from operating activities

During the nine months ended September 30, 2020, cash used in operating activities was $68.6 million and consisted primarily of a net loss of $81.8 million. Our non-cash charges of $9.1 million primarily consisted of stock-based compensation expense. The change in our net operating assets of $4.2 million was primarily due to an increase in accounts payable and accrued expenses of $5.4 million due to the timing of payments and the timing of activities for which payments were made, offset by a decrease in prepaid expenses and other current and non-current assets of $1.2 million.

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

Cash flows from investing activities

During the nine months ended September 30, 2020 and September 30, 2019, cash used in investing activities was $0.4 million and $0.1 million; respectively, which consisted of our purchase of property and equipment for our office and employees.

Cash flows from financing activities

During the nine months ended September 30, 2020, cash provided by financing activities was $25.1 million; which consisted of $24.1 million from proceeds from the issuance of common stock under our at-the-market offering facility; $1.0 million due to the receipt of funds from stock purchases under our employee stock purchase plan and the exercise of common stock options.

During the nine months ended September 30, 2019, cash provided by financing activities was $24.0 million; which consisted of $23.3 million related to the issuance of common stock to Alexion and $0.7 million due to the receipt of funds from our employee stock purchase plan and the exercise of common stock options

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer, who currently serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Risks related to the pending transaction with BridgeBio

We may not complete the pending transaction with BridgeBio within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 5, 2020, we entered into the Merger Agreement with BridgeBio, Merger Sub and Merger Sub II. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Eidos (the “Initial Merger”), with Eidos surviving the Initial Merger, and thereafter, Eidos will merge with and into Merger Sub II, with Merger Sub II surviving as an indirect wholly-owned subsidiary of BridgeBio. In connection with the transactions, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by BridgeBio, Merger Sub, Merger Sub II or any other direct or indirect wholly owned subsidiary of BridgeBio and, in each case, not held on behalf of third parties, or shares of our common stock that are subject to restricted stock awards) will be converted into the right to receive, at the election of each of our stockholders, either (A) 1.85 shares of BridgeBio’s common stock or (B) $73.26 in cash per share of the Company’s common stock, subject to proration as necessary to ensure that the aggregate amount of cash consideration is no greater than $175 million.

The completion of the transaction is subject to a number of customary closing conditions and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the transaction for a significant period of time or prevent the completion of the transaction from occurring at all. These closing conditions include, among others:

•	receipt of the Company Stockholder Approvals;
•

approval by BridgeBio’s stockholders of the issuance of BridgeBio common stock in connection with the transaction by a majority of the votes cast by holders of shares of BridgeBio’s common stock voting on the matter;

•

the SEC having declared effective the Form S-4 registration statement of BridgeBio, which will contain the joint proxy statement / prospectus of BridgeBio and the Company in connection with the transactions contemplated under the Merger Agreement; and

•

other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transaction and the absence of a material adverse effect on the Company or BridgeBio.

If the transactions are not completed within the expected time frame, or at all, we may be subject to a number of material risks, including the requirement to comply with various restrictive covenants on our business activities during the term of the Merger Agreement, as further described below. In addition, the price of our common stock may decline to the extent that current market prices reflect a market assumption that the transactions will be completed. We could be required to pay BridgeBio a termination fee of $35 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement (which are summarized below). The failure to complete the transactions also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The transaction is subject to the receipt of numerous approvals, including from the Company’s stockholders and BridgeBio’s stockholders. Failure to obtain these approvals would prevent the completion of the transaction.

The transaction is subject to non-waivable conditions requiring (i) the receipt of the Company Stockholder Approvals (i.e., the affirmative vote of (A) the majority of outstanding shares of our common stock; (B) the majority of the shares of our common stock held by stockholders other than the Excluded Holders; and (C) at least 66-2/3% of the Company’s outstanding voting shares not currently owned by BridgeBio or its affiliates or associates (as such terms are defined in Section 203 of the Delaware General Corporation Law)) and (ii) approval by a majority of shares of BridgeBio common stock held by stockholders in favor of the issuance of BridgeBio common stock in connection with the transaction. Even if a majority of the outstanding shares of the Company's common stock are voted in favor of the adoption of the Merger Agreement, the transaction will not be completed if the unaffiliated stockholder approvals are not received. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms or conditions of the transaction to obtain such approvals, may result in a material delay in, or the abandonment of, the transaction. Any delay in completing the transaction may adversely affect the synergies and other benefits that are expected assuming the merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement may be in effect until June 4, 2021 unless the pending transaction between us and BridgeBio is completed sooner or the Merger Agreement is earlier terminated in accordance with its terms. While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent BridgeBio’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into, amend, modify or terminate certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities or financing transactions, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

During the pendency of the transaction with BridgeBio, the Company will be subject to business uncertainties which could adversely affect our business, financial results and/or operations.

Our efforts to complete the pending transaction with BridgeBio could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, collaborators, vendors, suppliers and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement. Additionally, certain contracts to which we are a party contain change in control, anti-assignment, or certain other provisions that may be triggered as a result of the transaction. If the counterparties to these agreements do not consent to the transaction, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in the combined company incurring liabilities as a consequence of breaching such agreements, or causing the combined company to lose the benefit of such agreements or incur costs in seeking replacement agreements.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally in connection with the proposed transaction.

Our executive officers and directors may have interests in the proposed transaction with BridgeBio that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, some of which are subject to accelerated vesting under certain circumstances in connection with the proposed transaction. In addition, certain of our directors and executive officers are directors, executive officers, employees, consultants or stockholders of BridgeBio.

The exchange ratio is fixed and will not be adjusted in the event of any change in the market price of our common stock or BridgeBio’s common stock. Because the market price of BridgeBio’s common stock may fluctuate, the value of the merger consideration that our stockholders will receive in the transaction is uncertain.

In the transaction, each share of our common stock (other than shares of our common stock owned by BridgeBio or the Excluded Holders) will be converted into the right to receive, at the election of each of our stockholders, (A) 1.85 shares of BridgeBio’s common stock or (B) $73.26 in cash, subject to proration as necessary to ensure that the aggregate amount of cash consideration is no greater than $175 million. No fractional shares of BridgeBio common stock will be issued in the transaction, and our stockholders will receive cash in lieu of fractional shares of BridgeBio’s common stock.

Though the amount of the cash consideration is known, because the exchange ratio is fixed and will only be adjusted in certain limited circumstances (including recapitalizations, reclassifications, stock splits or combinations, exchanges, mergers, consolidations or readjustments of shares, or stock dividends or similar transactions involving us or BridgeBio), the value of the stock consideration will depend on the market price of BridgeBio’s common stock at the time the transaction is completed. The exchange ratio will not be adjusted for changes in the market price of our common stock or BridgeBio’s common stock or in exchange rates between the date of signing the Merger Agreement and completion of the transaction. There will be a lapse of time between the date on which our stockholders vote on the Merger Agreement at the special meeting and the date on which our stockholders entitled to receive BridgeBio common stock actually receive such shares. Accordingly, at the time of the special meeting, the value of the stock consideration will not be known. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in the our and BridgeBio’s respective operations and prospects, including results of clinical trials, cash flows, and financial position, any potential stockholder litigation related to the transaction, market assessments of the likelihood that the transaction will be completed, the timing of the transaction and the anticipated dilution to holders of BridgeBio common stock as a result of the issuance of the stock consideration.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the transaction with BridgeBio.

Under the Merger Agreement, we are subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. Further, other than in response to a superior proposal or an intervening event, our board of directors or the Special Committee may not withdraw or modify its recommendation to our stockholders in favor of the adoption of the Merger Agreement, and BridgeBio generally has a right to match any competing acquisition proposals that may be made. We may not terminate the Merger Agreement and enter into an agreement providing for a superior proposal. Our board of directors (acting upon the recommendation of the Special Committee) or the Special Committee may change its recommendation in favor of the transaction in response to a superior proposal only if specified conditions have been satisfied, in which case BridgeBio would have the right to terminate the Merger Agreement and such a termination would result in our being required to pay BridgeBio a termination fee equal to $35 million. If the Merger Agreement is terminated and we determine to enter into an  alternative transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transaction with BridgeBio. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of our company from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration contemplated pursuant to the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to BridgeBio, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay BridgeBio a termination fee of $35 million if the Merger Agreement is terminated under the specific circumstances described above and in the Merger Agreement, including (i)(A) if the Merger Agreement is terminated (I) by either us or BridgeBio because the transactions contemplated under the Merger Agreement have not been completed by June 4, 2021 (subject to certain exceptions), (II) by either us or BridgeBio if we fail to obtain the Company Stockholder Approvals or (III) by BridgeBio if we breach the non-solicitation restrictions under the Merger Agreement and (B)(I) a third party makes a competing acquisition proposal to us and it is not withdrawn prior the earlier of the date of the Eidos special meeting of stockholders to adopt the Merger Agreement or termination of the Merger Agreement, and (II) within twelve months of termination of the Merger Agreement pursuant to clause (A), we have entered into an agreement with respect to, or consummated, a competing acquisition proposal (whether or not it is the same competing acquisition proposal) or (ii) if BridgeBio terminates the Merger Agreement because our board of directors or the Special Committee fails to recommend that our stockholders vote in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated under the Merger Agreement. In such circumstances, we may be required to pay the termination fee using available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We and BridgeBio may be targets of legal proceedings that could result in substantial costs and may delay or prevent the transaction from being completed.

Although currently we are not aware of any legal proceedings having been brought against the Company or BridgeBio in connection with the transaction, securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies in connection with business combination transactions like the pending transaction between us and BridgeBio. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and BridgeBio’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the transaction, such injunction may delay or prevent the transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with BridgeBio.

We have incurred, and will continue to incur, significant non-recurring costs and expenses, including fees for legal, financial and accounting advisors, filings fees, printing costs and other transaction-related costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. Additional unanticipated costs may be incurred and there are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

If completed, the transaction between us and BridgeBio may not achieve its intended results.

We and BridgeBio entered into the Merger Agreement with the expectation that the transaction will result in various benefits. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the businesses of BridgeBio and our company can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

After the completion of the transaction, our stockholders will have a significantly lower ownership and voting interest in BridgeBio than they currently have in the Company and will exercise less influence over management.

Based on the number of shares of our common stock outstanding as of October 2, 2020, our former stockholders (other than BridgeBio and its subsidiaries) are expected to own approximately 16% ‑18% of BridgeBio (on a fully diluted basis), depending on the amount of cash that our stockholders elect to receive. Following the completion of the transaction, the BridgeBio shares that each of our former stockholders will receive as merger consideration will represent a percentage ownership of BridgeBio that is smaller than such stockholder’s percentage ownership of our company before the completion of the transaction. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of BridgeBio than they currently have over our management and policies.

The market price of BridgeBio common stock after the completion of the transaction may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the transaction, our stockholders will no longer be stockholders of the Company but may instead become holders of BridgeBio common stock. The businesses of BridgeBio differ from those of the Company in certain respects, and, accordingly, the results of operations of BridgeBio after the transaction, as well as the market price of BridgeBio common stock, may be affected by factors different from those currently affecting the results of operations of the Company.

The following risk factors assume that we remain a stand-alone company except as otherwise noted.

Risks related to our financial position and need for additional capital

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

We are not profitable and have incurred losses in each year since our inception in August 2013. Our net losses for the year ended December 31, 2019, and nine months ended September 30, 2020 were $37.8 million and $81.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $185.0 million. We have not generated any revenue from product sales since our inception and have financed our operations solely through the sale of equity securities, debt financings and our license agreement with Alexion. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase significantly and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of acoramidis or any other product candidate that we may identify and pursue.

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

We may never be able to develop or commercialize a marketable drug or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. To the extent additional capital is required prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, we are prohibited from issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market acoramidis or any other product candidates we may identify and pursue, if approved, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In any particular quarter, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We will require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts.

We are investigating acoramidis, our only clinical development candidate, in Phase 3 studies in ATTR cardiomyopathy (ATTR-CM) and ATTR polyneuropathy (ATTR-PN). Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance acoramidis in planned and future clinical trials. We are also responsible for license maintenance fees, milestone payments and royalties to the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of acoramidis and any future product candidates we may identify.

Based on current business plans and assuming no financing, we believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least the next twelve months from the date of this Quarterly Report on Form 10-Q.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize acoramidis and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, our disposition of intellectual property or other rights to acoramidis or other product candidates we may identify and pursue, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent additional capital is required prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, we are prohibited from issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to conduct and complete our Phase 3 clinical trials of acoramidis in ATTR-CM and ATTR-PN, and to pursue regulatory approvals for acoramidis, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our ongoing and planned Phase 3 clinical trials of acoramidis;
•

the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our Phase 3 clinical trials of acoramidis and potential future clinical trials;

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

In the event that the pending transaction between us and BridgeBio is not completed (particularly if the Merger Agreement is terminated under circumstances requiring us to pay a termination fee to BridgeBio) we may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities and of negotiating, entering into and maintaining such strategic partnership or other arrangements. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions or other equity or debt issuances. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us. To the extent additional capital is required prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, we are prohibited from issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio.

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

Further, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials of acoramidis or other product candidates that we may pursue in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for acoramidis or any other product candidate we may choose to develop in our ongoing and any future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of acoramidis or other product candidates that we may develop, we may need to delay, limit or terminate our clinical development activities.

Clinical trials by their nature utilize a sample of the potential patient population. To date, we have only evaluated acoramidis in a limited number of subjects at a limited duration of exposure in our Phase 1 and Phase 2 clinical trials and the duration of exposure in our Phase 3 clinical trials is expected to be significantly longer. Accordingly, any rare and severe side effects of acoramidis may be uncovered in our ongoing studies or in larger, subsequent trials that we may conduct, such as our ongoing Phase 2 OLE and Phase 3 clinical trials of acoramidis in ATTR-CM and ATTR-PN. Additionally, although our animal safety pharmacology studies of acoramidis demonstrated a wide safety margin between anticipated therapeutic exposures and doses associated with toxicity and no dose limiting toxicities were established in the 9 month GLP toxicology dog study, in prior toxicology studies of shorter duration, at doses above the no adverse effect level, dogs experienced dose limiting toxicities of gastrointestinal effects including vomiting, dehydration and weight loss. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. If acoramidis or any product candidates that we may develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.

We intend to conduct clinical trials for acoramidis or other product candidates that we may identify outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We intend to conduct one or more of our clinical trials outside the United States, including in Europe. For instance, we plan to conduct the Phase 3 clinical trial of acoramidis in ATTR-PN in countries outside the United States and do not intend to file an IND with the FDA in connection with this clinical trial. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including our Phase 3 clinical trial of acoramidis in ATTR-PN. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in acoramidis or other product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. However, under the terms of the Merger Agreement, we are prohibited from making material acquisitions, issuing equity securities, incurring indebtedness or entering into material partnerships with third parties, in each case subject to certain exceptions, without the prior written consent of BridgeBio.

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

Acoramidis and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are currently manufacturing acoramidis through a third party and have adequate supplies to conduct our ongoing and planned Phase 3 clinical trials of acoramidis in ATTR-CM and ATTR-PN. If we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of acoramidis or other product candidates that we may identify, or marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis. Prior to the completion of the transaction with BridgeBio or the termination of the Merger Agreement, we are prohibited from entering into material relationships with third parties, subject to certain exceptions, without the prior written consent of BridgeBio.

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

Neil Kumar, founder, Chief Executive Officer and a member of the Board of Directors of BridgeBio, Ali Satvat, a member of the Board of Directors of BridgeBio and Uma Sinha, Chief Scientific Officer of BridgeBio, serve on our board of directors and retain their positions and affiliations with BridgeBio. Drs. Kumar and Sinha spend a significant portion of their time on other BridgeBio matters, including involvement with other BridgeBio subsidiaries.  Additionally, Jonathan Fox, our Chief Medical Officer, serves as the Therapeutic Area Lead of Cardiovascular and Renal Diseases for BridgeBio and Cameron Turtle, our Chief Business Officer, serves as Senior Vice President, Portfolio Management and Corporate Development of BridgeBio. As a result, these executive officers may not be able to devote their full time and attention to our company, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Since joining us, all of our executives, including Dr. Kumar, have each spent a significant portion of their time devoted to us. While none of the executives has a minimum time commitment to us, each retains flexibility to ensure that he or she can re-allocate his or her time based on the needs of each business. The particulars of these executives’ time-allocation strategy may change over time based on these needs or the executives’ individual incentives to provide services to us relative to other businesses. In addition, certain of these individuals own equity interests in BridgeBio, which represent a significant portion of these individuals’ net worth, while Dr. Kumar, in particular, does not currently receive any cash or equity compensation from us and does not hold any direct equity interest in us. These individuals’ respective positions at BridgeBio and the ownership of any BridgeBio equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for BridgeBio than the decisions have for us.

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

As of September 30, 2020 we had 70 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock is likely to be volatile. Our stock price has been and could be subject to wide fluctuations in response to a variety of factors, including the following:

•	the perceived likelihood of the completion of the proposed transaction with BridgeBio and the timing thereof;
•	adverse results or delays in our clinical trials or preclinical studies;
•	reports of adverse events or other negative results in clinical trials of third parties’ product candidates for ATTR or similar indications;
•	inability to obtain additional funding;
•

any delay in filing an NDA for acoramidis or an IND or NDA for other product candidates that we may identify and pursue, and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize acoramidis or other product candidates that we may identify;
•	failure to maintain our existing license and collaboration arrangements or enter into new licensing and collaboration agreements;
•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate clinical or commercial supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions, including failure to reach agreement with applicable regulatory authorities on the design or scope of our planned clinical trials;
•	failure to obtain and maintain regulatory exclusivity for our product candidates;
•	regulatory approval or commercialization of new products or other methods of treating our target disease indications by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies; and in the market valuation or stock price of BridgeBio;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. In particular, the perception in the market that the holders of a large number of shares of common stock intend to sell shares could reduce the market price of our common stock. In the past, the representatives of the underwriters in our IPO, in their discretion, released a portion of the shares subject to lock-up agreements, which resulted in sales by certain of our stockholders prior to the expiration of the lock-up period. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. Additionally, in September 2019, we issued 556,173 shares of common stock to Alexion in connection with the Alexion License Agreement, which may also be available for public resale under applicable securities laws. In addition, certain of our employees, officers and stockholders have entered, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, officer or stockholder when entering into the plan, without further direction from the employee, officer or stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. If any of these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 71.4% of our voting stock as of September 30, 2020. Therefore, these stockholders, and in particular, our controlling stockholder, BridgeBio, will have the ability to influence us through their ownership positions. These stockholders may be able to determine most matters requiring stockholder approval. For example, these stockholders, acting together, or BridgeBio alone, may be able to control elections of directors, amendments of our organizational documents, or approval of certain mergers, sales of assets, or other major corporate transactions with a third party (other than the pending transaction between us and BridgeBio, which includes a non-waivable condition requiring the receipt of the Company Stockholder Approvals). This may prevent or discourage unsolicited third-party acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In October 2020, we entered into the Merger Agreement. Even if the transaction with BridgeBio is not consummated, BridgeBio will continue to exercise significant control over our decisions and may, in the future, engage in similar discussions with us to acquire all of our outstanding common stock not already held by BridgeBio. Additionally, BridgeBio’s ownership of a majority of the voting power of our common stock may enable it to block third-party acquisition proposals or offers for our common stock that our other stockholders may believe are in their best interests.

BridgeBio owns a significant percentage of our common stock, will be able to exert significant control over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

BridgeBio is currently our majority stockholder and we will continue to be controlled by BridgeBio. BridgeBio beneficially owns approximately 63.7% of the voting power of our outstanding common stock as of September 30, 2020. As such, BridgeBio has the ability to substantially influence us and exert significant control through this ownership position. For example, BridgeBio will be able to control elections of directors, amendments of our organizational documents, or approval of certain mergers, amalgamations, sales of assets or other major corporate transactions with third parties (other than the pending transaction between us and BridgeBio which, as described above, includes a non-waivable condition requiring the receipt of the Company Stockholder Approvals). Any transferees or successors of all or a significant portion of BridgeBio’s ownership in us will be able to exert a similar amount of control over us through their ownership position.

Furthermore, certain of our directors and officers may have actual or potential conflicts of interest with us because of their positions or affiliations with BridgeBio or their equity ownership in BridgeBio. For example, Neil Kumar, founder and Chief Executive Officer of BridgeBio, Uma Sinha, Chief Scientific Officer of BridgeBio and Ali Satvat, a member of the Board of Directors of BridgeBio, serve on our board of directors and retain their positions and affiliations with BridgeBio. Additionally, Jonathan Fox, our Chief Medical Officer, and Cameron Turtle, our Chief Business Officer, also have roles within BridgeBio and/or its other subsidiaries. Our other stockholders may not have visibility into the BridgeBio ownership positions or other affiliations of any of our directors or officers with BridgeBio or its other subsidiaries, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ ownership in BridgeBio or its other subsidiaries could impact the interests of those holders. BridgeBio’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders, other than the transaction with BridgeBio which is subject to the Company Stockholder Approvals. So long as it continues to own a majority of our outstanding voting securities, BridgeBio will continue to control most matters that are subject to approval by our stockholders and will be able to strongly influence and significantly control our other decisions.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management and the likelihood that any such potential transactions will be delayed or prevented is further increased by certain provisions in the Merger Agreement, which limit our ability to solicit or recommend in favor of certain alternative business combination transactions other than the pending transaction between us and BridgeBio.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the occurrence of any event, change or other circumstance, including the failure to satisfy any required closing conditions, that could give rise to the termination of the Merger Agreement with BridgeBio or the failure to complete the transactions contemplated under the Merger Agreement in a timely manner;

•

our obligations to comply with restrictive covenants under the Merger Agreement, which could restrict our ability to pursue strategic business opportunities or financing transactions, take actions with respect to our business that we may consider advantageous or respond effectively and/or timely to competitive pressures and industry developments;

•

the failure to satisfy required closing conditions under the Merger Agreement, including, but not limited to, the receipt of the Company Stockholder Approvals and approval by BridgeBio’s stockholders, or the failure to complete the transactions contemplated under the Merger Agreement in a timely manner;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with BridgeBio;

•

the effect of the announcement of the transaction with BridgeBio on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with strategic partners, vendors, suppliers, regulatory authorities and others with whom we do business;

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among Eidos Therapeutics, Inc., BridgeBio Pharma, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc.	8-K	10/7/2020	2.1

2.2	Form of Voting Agreement, dated October 5, 2020, by and among Eidos Therapeutics, Inc. and members of the board of directors of BridgeBio Pharma, Inc.	8-K	10/7/2020	2.2

2.3	Voting Agreement, dated October 5, 2020, by and between Eidos Therapeutics, Inc. and KKR Genetic Disorder L.P.	8-K	10/7/2020	2.3

3.1	Amended and Restated Certificate of Incorporation	10-Q	10/31/2019	3.1

3.2	Amended and Restated Bylaws	10-Q	10/31/2019	3.2

4.1	Specimen Common Stock Certificate	S-1/A	6/8/2018	4.1

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 29, 2018	S-1	5/25/2018	4.2

31+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

+	Filed herewith.

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

EIDOS THERAPEUTICS, INC.

Date: October 29, 2020	By:	/s/ Neil Kumar
Neil Kumar
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)